Form 10-Q
period 1996-03-31
INNOTECH INC
filed 1996-05-15
CIK 50587

INNOTECH, INC.

Form 10-Q Index

Three Months ended March 31, 1996

- --------------------------------------------------------------------------------
                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Balance Sheets - March 31, 1996 and
                    December 31, 1995.................................     2-3

                  Condensed Statements of Loss - Three Months Ended
                    March 31, 1996 and 1995...........................      4

                  Condensed Statement of Stockholders' Equity - Three
                    Months Ended March 31, 1996.......................      5

                  Condensed Statements of Cash Flows - Three Months
                    Ended March 31, 1996 and 1995.....................     6-7

                  Condensed Notes to Condensed Financial Statements...    8-11

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION................   12-15

PART II. OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES...............................     16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................     17

- --------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNOTECH, INC.

Condensed Balance Sheets

March 31, 1996 and December 31, 1995


- ------------------------------------------------------------------------------------------------------------------

                                                                              March 31,                December 31,
                                                                                 1996                      1995
                                                                                 ----                      ----
                                                                                           (Unaudited)
          ASSETS
          ------
Current assets:
 Cash and cash equivalents                                                  $  26,466,198              $   4,921,700
 Accounts receivable, net
  Trade, net of allowance for doubtful accounts
   of $88,368 and $92,367 at March 31,
   1996 and December 31, 1995, respectively                                     2,564,664                  2,135,568
  Other                                                                            25,478                     28,709
                                                                            ---------------           ---------------

          Total accounts receivable, net                                        2,590,142                  2,164,277
                                                                            ---------------           ---------------

 Inventories:
  Raw materials                                                                 1,200,082                    891,306
  Work-in-process                                                                 621,995                    274,794
  Finished goods                                                                2,138,806                  1,454,667
                                                                            ---------------           ---------------

          Total inventories                                                     3,960,883                  2,620,767
                                                                            ---------------           ---------------

 Prepaid expenses and other current assets                                        438,349                    241,950
                                                                            ---------------           ---------------

          Total current assets                                                 33,455,572                  9,948,694
                                                                            ---------------           ---------------

Property and equipment, net                                                     2,340,204                  1,790,075

Deferred public offering charges                                                  -                          333,430

Other assets, net of accumulated amortization:
 Organization costs                                                                16,859                     18,882
 Patents and technology rights                                                  1,379,958                  1,337,387
 Debt issuance costs                                                               67,087                     72,677
 Deferred loss on sale/leaseback                                                   23,362                     25,958
                                                                            ---------------           ---------------
          Total other assets                                                    1,487,266                  1,454,904




                                                                            ---------------           ---------------

          Total assets                                                      $  37,283,042              $  13,527,103
                                                                            ===============           ===============

                                                                            ---------------           ---------------

          See accompanying condensed notes to condensed financial statements.
                                       2

- -------------------------------------------------------------------------------------------------------------------
                                                                              March 31,                December 31,
                                                                                 1996                      1995
                                                                                 ----                      ----
                                                                                           (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Current installments of long-term debt                                    $       53,332             $       63,332
 Current installments of obligations under capital leases                         179,703                    182,804
 Accounts payable                                                               2,622,097                  2,034,560
 Accrued expenses and other current liabilities                                   822,376                    772,510
 Customer deposits                                                                 67,980                    149,439
 Liability to financing companies                                                  15,439                     61,076
 Option payment                                                                   -                        1,500,000
                                                                            ---------------           ---------------
          Total current liabilities                                             3,760,927                  4,763,721

Long-term debt, net of unamortized discount of $277,238 at
 March 31, 1996 and $300,341 at December 31, 1995,
 excluding current installments                                                 2,426,930                  2,416,327
Obligations under capital leases, excluding current installments                  315,470                    364,903
                                                                            ---------------           ---------------

          Total liabilities                                                     6,503,327                  7,544,951
                                                                            ---------------           ---------------

Stockholders' equity:
 Series A convertible, redeemable preferred stock, $.001 par value.  Authorized 850,000 shares; issued and outstanding
  none at March 31, 1996 and 700,000 shares at December 31,
  1995 (liquidation value $10 per share plus accrued dividends)                   -                        8,080,207
 Series B convertible, redeemable preferred stock, $.001 par value.  Authorized 152,500 shares; issued and outstanding
  none at March 31, 1996 and 152,500 shares at December 31,
  1995 (liquidation value $10 per share plus accrued dividends)                   -                        1,510,260
 Series D convertible, redeemable preferred stock, $.001 par value.
  Authorized 2,150,000 shares; issued and outstanding none at
  March 31, 1996 and 1,999,999 shares at December 31, 1995
  (liquidation value $10 per share plus accrued dividends)                        -                       13,011,157
 Common stock, $.001 par value.  Authorized 70,000,000 shares;
  issued and outstanding 7,823,756 and 772,991 shares at
  March 31, 1996 and December 31, 1995, respectively                                7,824                        773
 Preferred stock warrants, 23,415 common stock warrants
  (following conversion) issued and outstanding at March 31,
  1996 and 38,462 issued and outstanding at December 31, 1995                     -                          -
 Common stock warrants, 1,199,090 issued and outstanding at
  March 31, 1996 and 1,207,052 issued and outstanding at
  December 31, 1995                                                             7,821,395                  7,878,377
 Additional paid-in capital                                                    57,000,003                  5,844,007
 Deferred compensation                                                         (1,827,150)                (1,937,453)
 Accumulated deficit                                                          (32,222,357)               (28,405,176)
                                                                            ---------------           ---------------
          Total stockholders' equity                                           30,779,715                  5,982,152

Commitments and contingencies
                                                                            ---------------           ---------------

          Total liabilities and stockholders' equity                       $   37,283,042            $    13,527,103
                                                                            ===============           ===============


INNOTECH, INC.

Condensed Statements of Loss

Three Months Ended March 31, 1996 and 1995


- ------------------------------------------------------------------------------------------


                                                       Three Months Ended March 31,
                                                  -----------------------------------
                                                      1996                     1995
                                                      ----                     ----
                                                                (Unaudited)
Net sales                                       $    2,011,145           $     963,662
Cost of sales                                        1,550,611                 885,128
                                                  --------------           -------------
  Gross profit                                         460,534                  78,534

Selling, general and administrative expenses         2,731,213               1,584,884
Research and development costs                         491,656                 402,010
                                                  --------------           -------------
  Operating loss                                    (2,762,335)             (1,908,360)

Other income (deductions):
 Interest expense                                     (133,158)               (434,313)
 Interest income                                        51,831                     362
 Other, net                                               (767)                 (2,589)
                                                  --------------           -------------

  Other income (deductions), net                       (82,094)               (436,540)
                                                  --------------           -------------

  Net loss                                      $   (2,844,429)          $  (2,344,900)
                                                  ==============           =============


Net loss per common share (pro forma for 1995)  $        (0.55)          $       (0.38)
                                                  ==============           =============

Weighted average number of common shares
 outstanding (pro forma for 1995)                    5,200,706               6,223,932
                                                  ==============           =============




      See accompanying condensed notes to condensed financial statements.

INNOTECH, INC.

Condensed Statement of Stockholders' Equity

Three Months Ended March 31, 1996

- -----------------------------------------------------------------------------------------------------------------------------
                                           Series A                      Series B                    Series D
                                      Convertible, Redeemable       Convertible, Redeemable     Convertible, Redeemable
                                         Preferred Stock               Preferred Stock             Preferred Stock
                                    ---------------------------   ---------------------------   -----------------------------
                                      Shares         Amount         Shares        Amount          Shares          Amount
                                      ------         ------         ------        ------          ------          ------
Balance, December 31, 1995            700,000    $   8,080,207      152,500    $  1,510,260      1,999,999    $   13,011,157

Issuance of Series D Convertible,
 Redeemable Preferred Stock in
 satisfaction of option payment
 liability                              -              -              -              -             150,000         1,500,000

Exchange of Series A Convertible,
 Redeemable Preferred Stock for
 common stock (cash paid in lieu of
 16.8 fractional shares of common
 stock at $10 per share)             (700,000)      (8,242,069)       -              -              -                -

Exchange of Series B Convertible,
 Redeemable Preferred Stock for
 common stock (cash paid in lieu of
 10.4 fractional shares of common
 stock at $10 per share)                -              -           (152,500)    (1,547,141)         -                -

Exchange of Series D Convertible,
 Redeemable Preferred Stock for
 common stock (cash paid in lieu of
 43.6 fractional shares of common
 stock at $10 per share)                -              -              -              -          (2,149,999)      (15,285,166)

Issuance of common stock for cash
 ($10 per share, less issuance costs of
 $3,979,019; cash paid in lieu of 52.6
 fractional shares of common stock at
 $10 per share)                         -              -              -              -              -                -

Exercise of common stock options
 (12,204 shares at $.0079 per share,
 13,697 shares at $.079 per share and
 1,620 shares at $6.556 per share)      -              -              -              -              -                -

Exercise of common stock warrants
 (6,831 shares at $.0079 per share
 and 1,131 shares at $.079 per share    -              -              -              -              -                -

Accretion on convertible, redeemable
 preferred stock                        -               21,844        -               6,377         -                374,092

Undeclared dividends on convertible,
 redeemable preferred stock             -              140,018        -              30,504         -                399,917

Amortization of deferred compensation   -              -              -              -              -                -

Net loss                                -              -              -              -              -                -
                                    ----------   --------------   ----------   --------------  -------------  ---------------

Balance, March 31, 1996                 -        $     -              -        $     -              -         $      -
                                    ==========   ==============   ==========   ==============  =============  ===============

                                    ----------   --------------   ----------   --------------  -------------  ---------------

      See accompanying condensed notes to condensed financial statements.

- ---------------------------------------------------------------------------------------------------------------------

                                      Common             Additional                                        Total
            Common                    Stock               Paid-in        Deferred       Accumulated    Stockholders'
            Stock                     Warrants            Capital      Compensation       Deficit          Equity
- -----------------------   ---------------------------     -------      ------------       -------          ------
                           Equivalent
   Shares       Amount       Shares         Amount
   ------       ------       ------         ------
    772,991    $   773      1,207,052    $ 7,878,377    $ 5,844,007    $ (1,937,453)   $(28,405,176)   $   5,982,152




     -            -            -              -              -               -               -             1,500,000





    426,136        426         -              -           8,241,475          -               -                  (168)





    159,042        159         -              -           1,546,878          -               -                  (104)



  3,430,104      3,430         -              -          15,281,300          -               -                  (436)



  3,000,000      3,000         -              -          26,017,455          -               -            26,020,455



     27,521         28         -              -              11,771          -               -                11,799


      7,962          8         (7,962)       (56,982)        57,117          -               -                   143


     -            -            -              -              -               -             (402,313)         -


     -            -            -              -              -               -             (570,439)         -

     -            -            -              -              -              110,303          -               110,303

     -            -            -              -              -               -           (2,844,429)      (2,844,429)
- ------------   --------   ------------   ------------   -------------  --------------  --------------  --------------

  7,823,756    $ 7,824      1,199,090    $ 7,821,395    $57,000,003    $ (1,827,150)   $(32,222,357)   $  30,779,715
============   ========   ============   ============   =============  ==============  ==============  ==============

                                       5a

INNOTECH, INC.

Condensed Statements of Cash Flows

Three Months Ended March 31, 1996 and 1995


- ---------------------------------------------------------------------------------------------
                                                             Three Months Ended March 31,
                                                       ------------------------------------
                                                           1996                     1995
                                                                     (Unaudited)
Cash flows from operating activities:
 Net loss                                             $  (2,844,429)          $  (2,344,900)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization of property
    and equipment                                            78,472                  83,013
   Amortization of other assets                              32,595                  80,499
   Amortization of discounts on borrowings
    under line of credit and long-term debt                  23,103                 165,422
   Amortization of deferred compensation                    110,303                   4,535
   Loss (gain) on sale of equipment                          (1,779)                  2,596
   Loss on litigation settlement                             -                      111,892
   Net (increase) decrease in current assets             (1,962,380)                 65,655
   Net increase (decrease) in current liabilities,
    exclusive of changes shown separately
    and noncash transactions                                510,307                (630,963)
                                                       --------------           -------------

     Net cash used in operating activities               (4,053,808)             (2,462,251)
                                                       --------------           -------------

Cash flows from investing activities:
 Purchases of property and equipment                       (637,322)                (47,855)
 Proceeds from sale of equipment                             10,500                 500,000
 Additions to other assets                                  (64,957)                (40,700)
                                                       --------------           -------------

     Net cash provided by (used in) investing
      activities                                           (691,779)                411,445
                                                       --------------           -------------

Cash flows from financing activities:
 Net increase in borrowings under line of credit             -                       50,000
 Proceeds from issuance of long-term debt                    -                      500,000
 Payments on long-term debt and capital leases              (75,034)                (36,647)
 Proceeds from issuance of common stock, net of
  issuance costs                                         26,032,923                  -
 Deferred public offering charges offset against public
  offering proceeds                                         333,430                  -
 Proceeds from issuance of preferred stock and common
  stock warrants, net of issuance costs                      -                    1,457,550
 Cash paid in lieu of fractional shares of common stock      (1,234)                 -
                                                       --------------           -------------

     Net cash provided by financing activities           26,290,085               1,970,903
                                                       --------------           -------------
Net increase (decrease) in cash and cash equivalents     21,544,498                 (79,903)

Cash and cash equivalents, beginning of period            4,921,700                 119,468
                                                       --------------           -------------

Cash and cash equivalents, end of period               $ 26,466,198              $   39,565
                                                       ==============           =============
                                                                                (Continued)

INNOTECH, INC.


- --------------------------------------------------------------------------------------------

                                                             Three Months Ended March 31,
                                                       -----------------------------------
                                                           1996                    1995
                                                                    (Unaudited)

Suppplemental disclosures of cash flows information:
  Cash paid for interest                                $  105,050              $  156,683
                                                       =============           =============

  Noncash transactions:
   A capital lease obligation of $560,125 was incurred in 1995 when the Company entered into a sale/leaseback agreement. The deferred loss of $36,340 was recorded as an other noncurrent asset.

   55,725 shares of common stock and a note payable for $240,000 were issued in 1995 to satisfy accrued litigation costs.

   Long-term debt of $400,000, with related accrued interest payable of $5,289, was converted into a combination of 40,529 shares of Series C Convertible, Redeemable
    Preferred Stock and 362,885 Class I warrants in 1995.


      See accompanying condensed notes to condensed financial statements.

INNOTECH, INC.

Condensed Notes to Condensed Financial Statements

Three Months Ended March 31, 1996 and 1995

- --------------------------------------------------------------------------------
(1)  General
     -------

   The accompanying unaudited condensed financial statements of Innotech, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes to financial statements.


(2)  Stockholders' Equity
     --------------------

   Common Stock:

   The Company effected a 1-for-7.89789 reverse stock split of common stock on December 21, 1995. All share and per share data, as well as all preferred stock conversion ratios, stock options and warrants, have been adjusted retroactively to reflect the aforementioned stock split.

   Preferred Stock:

   The Company has authorized a total of 5,000,000 shares of preferred stock, of which 850,000 shares were authorized for Series A Convertible, Redeemable Preferred Stock (Series A Stock), 152,500 shares were authorized for Series B Convertible, Redeemable Preferred Stock (Series B Stock) and 2,150,000 shares were authorized for Series D Convertible, Redeemable Preferred Stock (Series D Stock) (collectively Preferred Stock) until March 20, 1996. On March 20, 1996, upon the consummation of the Company's initial public offering of common stock (see note 6), all outstanding shares of Preferred Stock and accrued dividends thereon, as defined, were converted into common stock. In addition, the Company filed an amendment to its Amended and Restated Certificate of Incorporation which deleted the provisions regarding the rights, preferences and privileges of the Preferred Stock, and replaced them with a provision that enables the Board of Directors of the Company to issue up to the authorized 5,000,000 shares of preferred stock at its discretion.

   The Company was obligated to offer to redeem on June 30, 2000 at the liquidation value of $10 per share, plus any accrued and unpaid dividends, any outstanding shares of the Preferred Stock not previously converted into common stock. The Preferred Stock was recorded at fair value on the date of issuance less issuance costs. The excess of the liquidation value over the carrying value was being accreted by periodic charges to accumulated deficit over the life of the issue.

                                                                     (Continued)

INNOTECH, INC.

- --------------------------------------------------------------------------------

(2)  Stockholders' Equity (Continued)
     --------------------

     The holders of the Preferred Stock were entitled to receive cumulative dividends at the rate of 9 percent per annum accruing from the date of issuance. In the event of a liquidation and with respect to the payment of dividends, the Series D Stock was senior in rank to the common stock, the Series A Stock and the Series B Stock. All accrued dividends were to be paid only upon a merger, sale of control, consolidation (and certain similar events) or liquidation of the Company. In the event of a liquidation of the Company, the holders of the Series D Stock were entitled to receive, prior and in preference to any distributions to all other Company equity holders, a per share liquidation preference equal to $10.00 plus accrued and unpaid dividends through the date of the liquidation for each share of Series D Stock (the Liquidation Preference). Thereafter, any remaining payments were to be paid to holders of shares of the Series A Stock and the Series B Stock up to their respective Liquidation Preferences, and the holders of common stock and the holders of the Series D Stock (on a common stock equivalent basis) will share in any remaining payments, pro rata based upon their respective stockholdings.


(3)  Stock Options and Warrants
     --------------------------

     Stock Options:

     Pursuant to various stock option agreements, the Company has granted options to acquire the Company's common stock to certain officers, directors, employees and consultants of the Company.

     The aggregate number of shares under option pursuant to these agreements was as follows:


                                                 Number     Option Price
                                               of Shares     Per Share
                                               ----------  --------------

   Options outstanding at December 31, 1995    1,363,269   $.0079-16.4260
   Exercised                                     (27,521)  $   .0079-6.56
   Expired                                          (456)  $         6.56
                                               ---------

   Options outstanding at March 31, 1996       1,335,292   $.0079-16.4260
                                               =========

   Generally, options vest within one to five years of the grant date. Options exercisable at March 31, 1996 and December 31, 1995 approximated 995,074 and 418,772, respectively.

   The Company has recorded deferred compensation on certain options granted to officers at exercise prices which were less than the estimated fair value of the common stock at the date of the grant of the options. Deferred compensation is recorded as a reduction of stockholders' equity, with a corresponding increase in additional paid-in capital, and is being amortized as compensation expense over the vesting periods of the related options.

                                                                     (Continued)

INNOTECH, INC.

- --------------------------------------------------------------------------------

(3)  Stock Options and Warrants (continued)
     --------------------------

     Deferred compensation at December 31, 1995 will be amortized as compensation expense, based on vesting provisions, as follows:

      Years ending December 31,

                    1996                         $     441,195
                    1997                               427,043
                    1998                               398,738
                    1999                               398,738
                    2000                               271,739
              ----------                             ---------
                                Total               $1,937,453
                                                     =========

   Warrants:

   A summary of detachable warrants outstanding at March 31, 1996 is presented below:


   Warrant                                           Equivalent      Exercise Price   Expiration
    Class                               Type          Shares           per Share        Date
- ----------                              ------------  -------------- ------------   ----------------
     B                                  Common Stock          23,415     $ 21.35    January 30, 1999
     C                                  Common Stock          48,592     $ 0.079      March 31, 1999
     D                                  Common Stock          63,308     $  6.56      March 31, 2004
     E                                  Common Stock          17,403     $ 0.079  September 30, 1999
     G                                  Common Stock          58,915     $0.0079  September 23, 2004
     H                                  Common Stock          13,009     $ 0.079    December 1, 1996
     I                                  Common Stock         993,643     $0.0079      March 29, 2005
     J                                  Common Stock           4,220     $  9.64  September 30, 2004


(4)  Income Taxes
     ------------

     At December 31, 1995, the Company had net operating loss carryforwards
     (NOLs) for income tax purposes available to offset future taxable income as follows:

  Net Operating Loss      Expiration
       Carryforwards        Dates
- --------------------  ------------------

$      2,099            September 30, 2006
     495,945            September 30, 2007
   1,849,550            September 30, 2008
   6,609,798            September 30, 2009
   2,613,567            December 31, 2009
   9,701,478            December 31, 2010
- ------------
$ 21,272,437
============

                                                                     (Continued)

INNOTECH, INC.

- --------------------------------------------------------------------------------

(4)  Income Taxes (Continued)
     ------------

     Previous securities transactions have resulted in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. The Company's ability to use its NOLs existing at the time of such an ownership change to offset its taxable income, if any, generated in future taxable periods is subject to an annual limitation. The public offering (see note 6) will likely result in an additional Section 382 ownership change. This could further limit the ability of the Company to use its NOLs to offset any future taxable income. The change in ownership provisions of Section 382 do not have any impact on the expiration dates of the NOLs.


(5)  Commitments and Contingencies
     -----------------------------

     The Company and certain of its stockholders, optionholders and warrantholders entered into an option agreement with another party (Optionholder), under which the Optionholder acquired an option to purchase ultimately all of the outstanding shares of capital stock of the Company at a net aggregate exercise price of approximately $85,000,000. In consideration of the grant of the option, the Company received $1,500,000, which was reflected as an option payment liability in the accompanying December 31, 1995 condensed balance sheet. Pursuant to the terms of the option agreement, the option has terminated and the Optionholder received 150,000 shares of Series D Stock (which converted into 228,824 shares of common stock upon the consummation of the initial public offering of the Company's common stock) in satisfaction of the option payment liability on the effective date of the registration statement for the initial public offering of the Company's common stock (see note 6).

     The Company is subject to environmental laws and regulations at both the federal and state levels. At March 31, 1996, the Company is not aware of any material violations or areas of noncompliance with respect to federal and state laws and regulations covering environmental matters. In the opinion of management, any costs incurred resulting from existing environmental matters will not have a material adverse effect on the Company's financial position or results of operations.


(6)  Public Offering
     ---------------

     In December 1995, the Company's Board of Directors authorized the filing of a registration statement for a public offering of the Company's common stock. On March 20, 1996, the Company consummated a public offering of 3,000,000 shares of the Company's common stock and received net proceeds of approximately $26,020,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements including those concerning management's expectations regarding future financial performance and future events. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those anticipated by such forward-looking statements.

OVERVIEW

Innotech, Inc. (the Company or Innotech) develops, manufactures and sells lens casting fabrication systems that enable optometrists, opticians, ophthalmologists and other optical retailers to custom fabricate high-quality multifocal and single vision plastic eyeglass lenses at the point of sale. The Company's fabrication system (the Excalibur System), which is based upon its patented SurfaceCasting technology, is capable of fabricating lenses of various styles, materials and prescriptions. The Company also sells single vision optics (Power Plates) and polymerizable resins (Power Plates and resins are collectively referred to as consumables) for use in the Excalibur System. The consumables create a recurring revenue stream for the Company as customers replenish the consumables used in the Excalibur System. Historically, sales of Excalibur Systems have accounted for a majority of the Company's net sales. As the cumulative number of installed Excalibur Systems grows, it is expected that usage and sales of the consumables also will increase and eventually account for the majority of the Company's total net sales. In 1994, Innotech revised its marketing strategy and reduced the price of the Excalibur System to increase market penetration and thereby increase and accelerate demand for consumables. Since the implementation of this strategy, the Company has experienced significant increases in sales of Excalibur Systems and consumables, together with an increase in total gross profit.

The Company's business strategy is to increase sales and achieve profitability through the continued development and commercialization of its patented SurfaceCasting technology and related patented and proprietary Power Plates and resins. The Company intends to pursue this strategy by (i) increasing sales of Excalibur Systems, (ii) increasing sales of consumables and (iii) further commercializing the Company's new products developed through its research and development efforts. As consumables revenue increases, the Company expects that its profitability will be enhanced. The Company believes it will require additional Excalibur System sales and, therefore, time before the Company can realize the overall benefits of its strategy. Any future profitability of the Company will also be significantly impacted by its success in reducing manufacturing costs of the Power Plates and, to a lesser extent, the Excalibur Systems and resins.

The Company was formed in October 1990 and, until June 1993, devoted substantially all of its resources to the development and testing of SurfaceCasting technology and a product which could be commercialized. In May 1993, the Company shipped the first commercial Excalibur System, and has sold approximately 625 Excalibur Systems through March 31, 1996. As a result of its present growth and in anticipation of future growth, the Company has significantly expanded its administrative, selling, service, and research and development capabilities, and the related expenses have increased. Further expansion will continue to result in increases in such expenses. In the first half of 1995, the Company began the internal assembly of the curing chambers and mold storage cabinets from outside suppliers. Innotech is also purchasing the equipment and tooling necessary to manufacture certain new consumables products on a commercial scale to reduce its cost of goods and to augment its current sources of supply.

In connection with common stock options granted to executive officers having exercise prices below the estimated fair value of the common stock, the Company expects to incur compensation expense of approximately $100,000 in each fiscal quarter, beginning with the first quarter of 1996, until the third quarter of fiscal year 2000 as the options vest. Such expense would increase during a particular quarter if the vesting of stock options were to accelerate during that period upon the occurrence of certain events.

RESULTS OF OPERATIONS

Quarters Ended March 31, 1996 and 1995

Net sales. Total net sales increased by $1,047,000, or 109%, to $2,011,000 for the quarter ended March 31, 1996 from $964,000 for the quarter ended March 31, 1995. This increase was due to a significant volume increase in sales of consumables as well as an increase in the number of Excalibur Systems sold by the Company. Net sales for the quarter ended March 31, 1995 were adversely affected by the Company's weakened liquidity condition, which impaired its ability to maintain desired levels of inventory and limited spending on sales and marketing efforts. With the completion of 1995 third and fourth quarter financing closings and the initial public offering in March 1996, the Company's liquidity position has significantly improved, allowing the Company to acquire inventory to fulfill order backlogs, resume selling and marketing programs and expand the number of sales personnel. The Company anticipates that these actions should have a positive impact upon sales in the near future, although there can be no assurance regarding such impact.

Net sales of consumables increased $510,000, or 110%, to $973,000 for the quarter ended March 31, 1996 from $463,000 for the quarter ended March 31, 1995. This increase in net sales of consumables was primarily attributable to increased demand resulting from an increase in the cumulative number of installed Excalibur Systems and the introduction of new consumables products, most of which were higher-priced premium products.

Net sales of Excalibur Systems increased $537,000, or 107%, to $1,038,000 for the quarter ended March 31, 1996 from $501,000 for the quarter ended March 31, 1995. This sales growth was due to a 165% increase in the number of Excalibur Systems sold by the Company, offset in part by price decreases for Excalibur Systems initiated in July 1994 in connection with the Company's revised marketing strategy. Growth in Excalibur System unit sales during the quarter ended March 31, 1996 versus the corresponding period in 1995 was due in part to fulfilling a large order for Excalibur Systems from a single large optical retailer coupled with a 120% increase in Excalibur System unit sales to independent practitioners.

Gross profit. Gross profit for the quarter ended March 31, 1996 of $461,000 was $382,000, or 486%, greater than the quarter ended March 31, 1995. Gross profit margin increased 187% to 23% in 1996 from 8% in 1995. The increase in gross profit was due to the increase in sales of consumables, which included an increase in the sale of higher-priced consumables, as well as the increased sales of Excalibur Systems. The increase in gross profit margin was primarily due to reduced overhead costs per unit and manufacturing efficiencies achieved in the production of Power Plates, which resulted principally from volume increases, and an increase in the sales of higher-priced consumables. The gross margin on Excalibur Systems improved during the first quarter of 1996 over the first quarter of 1995 due also to the in-house assembly of the chamber, which during the first quarter of 1995 was still being assembled outside of the Company. The margin was further enhanced by the additional sales of mold products which are higher margin sales. However, the gross profit and gross profit margin have been in the past and will be in the future adversely affected by the reduction of the sales price of the Excalibur System started in July 1994 in connection with the implementation of the Company's revised marketing strategy.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1,146,000, or 72%, to $2,731,000 for the quarter ended March 31, 1996 from $1,585,000 for the quarter ended March 31, 1995. The increase was primarily attributable to planned growth in the Company's sales and marketing departments. The number of employees related to this function increased by 33, or 77%, to 76 for the quarter ended March 31, 1996 from 43 for the quarter ended March 31, 1995. This increase was attributable to the sales force build-up necessary to accommodate the current and future sales volumes of Excalibur Systems and consumables. With this increase in employees, the Company now has in place the planned 13-person sales force whose focus is on selling consumables to users of Excalibur Systems.

Research and development costs. Research and development costs increased $90,000, or 22%, to $492,000 for the quarter ended March 31, 1996 from $402,000 for the quarter ended March 31, 1995. This increase was primarily attributable to increased development and testing of new consumables products planned for release in 1996 and enhancements of the Excalibur System.

Other income (deductions), net. Other income (deductions), net decreased $355,000 to $(82,000) for the quarter ended March 31, 1996 from $(437,000) for the quarter ended March 31, 1995. The decrease was primarily a result of a reduction of interest expense due to lower levels of debt outstanding in 1996 as compared to 1995, as well as an increase in interest income as a result of the investment of the proceeds from the initial public offering in March 1996. Interest expense for the quarters ended March 31, 1996 and 1995 was inclusive of non-cash interest expense of $23,000 and $165,000, respectively, for the amortization of debt discounts related to the issuances of common stock warrants with exercise prices below the common stock's estimated fair value in connection with debt incurred during 1995 and 1994.

Net Loss. The Company's net loss increased $499,000, or 21%, to $2,844,000 for the quarter ended March 31, 1996 from $2,345,000 for the quarter ended March 31, 1995 due to the factors discussed above.

Liquidity and Capital Resources. As of March 31, 1996, the Company had cash and cash equivalents and working capital of approximately $26,466,000 and $29,695,000, respectively. During the quarter ended March 31, 1996, the Company completed an initial public offering with net proceeds received of approximately
$26,020,000.   Capital expenditures for the quarter ended March 31, 1996 were approximately $637,000. Cash usage for the period consisted of $4,054,000 to fund operating activities, $692,000 for investing activities and $3,980,000 to pay issuance costs associated with the initial public offering.

The Company expects that its capital requirements will increase in the future depending on numerous factors, including but not limited to the market penetration of Excalibur Systems, growth in sales of consumables, expansion of its manufacturing capabilities, success of the Company's research and development efforts and additional costs associated with the potential commercialization of products under development. The Company expects that its capital expenditures for the remainder of 1996 will total approximately $1,800,000, primarily in connection with the establishment and operation of its consumables manufacturing facilities.

The Company anticipates that its existing capital resources and anticipated cash flows from planned operations, together with the interest income earned on the investment of the proceeds from the initial public offering in March 1996, will be adequate to satisfy its capital requirements through mid-1997. There can be no assurance, however, that the Company will ever generate significant revenues or achieve profitability. As of March 31, 1996, the Company had firm orders for Excalibur Systems and consumables amounting to approximately $277,000. The Company has no committed external sources of capital.

Seasonality. The Company's business is somewhat seasonal, with first quarter and third quarter results generally stronger than the other two quarters.

New Accounting Standards. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (SFAS 121). SFAS 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 on January 1, 1996; the adoption of SFAS 121 did not have a material impact on the Company's financial statements for the quarter ended March 31, 1996.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company is currently evaluating the requirements of SFAS 123.

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On March 20, 1996, the Company filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State (the Amendment) in connection with the initial public offering. Prior to the Amendment, the Certificate of Incorporation provided for three classes of preferred stock, par value $.001 per share (Preferred Stock), with a specific number of shares designated for each class and each with specific rights, preferences and privileges.

Upon the consummation of the Company's initial public offering, all shares of all classes of Preferred Stock converted, pursuant to their terms, into common stock, par value $.001 per share (Common Stock). Accordingly, the Amendment deleted the provisions in the Certificate of Incorporation regarding the rights, preferences and privileges of the classes of Preferred Stock and replaced them with a provision that enables the Board of Directors (the Board) of the Company to issue Preferred Stock at its discretion from time to time, with such voting, dividend, liquidation and other rights, preferences and privileges as the Board may determine prior to issuance.

In addition, prior to the Amendment, the Board and stockholders holding at least fifty percent (50%) of the voting power of the issued and outstanding shares of stock each had authority to request that a special meeting of the stockholders be called. The Amendment eliminated the power of the stockholders to call such a meeting. Also, the Amendment eliminated the power of stockholders to act by written consent.

Prior to the consummation of the Company's initial public offering, the Company's By-laws provided that each director was elected annually to the Board. The Amendment and the Company's Amended and Restated By-laws, which became effective upon the consummation of the initial public offering on March 20, 1996, provide for three classes of directors with each newly-elected director to hold office for a term of three years commencing with the first Annual Meeting of Stockholders after the closing of the initial public offering. This change could discourage unsolicited takeovers and challenges to Board control.

The General Corporation Law of the State of Delaware provides that changes in the By-laws and the Certificate of Incorporation may be made by the stockholders. The Amendment retains this requirement, but requires that changes in the By-laws by the stockholders of the Company be approved by the affirmative vote of not less than sixty-six and two-thirds percent (66 2/3%) of the outstanding shares of stock of the Company entitled to vote upon the election of directors, and that changes to the Certificate of Incorporation regarding the items discussed in this paragraph and the two preceding paragraphs be approved by the affirmative vote of not less than sixty-six and two-thirds percent (66 2/3%) of the outstanding shares of stock of the Company entitled to vote on the election of directors. Such changes will make it more difficult for the holders of the Company's Common Stock to effect changes of corporate governance issues relating to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)                         EXHIBIT INDEX
                                -------------

           Exhibit
           -------

             3.1        Certificate of Incorporation, as amended

             3.2        By-Laws, as amended

             11         Computation of Net Loss and Pro Forma Net Loss
                         Per Common Share

             27         Financial Data Schedule


     (b) Reports on Form 8-K filed during the three months ended March 31, 1996.

           None.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INNOTECH, INC.
                                    (Registrant)



     Date:  May 13, 1996           /s/ Ronald D. Blum
                                   ------------------
                                   Ronald D. Blum
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (principal executive officer)



     Date:  May 13, 1996           /s/ Steven A. Bennington
                                   ------------------------
                                   Steven A. Bennington
                                   Chief Operating Officer and Vice
                                   President
                                   (principal financial and accounting officer)

                               INDEX TO EXHIBITS
                               -----------------


EXHIBIT NO.                      DESCRIPTION                             PAGE
- -----------                      -----------                             ----

     3.1        Certificate of Incorporation, as amended

     3.2        By-Laws, as amended

     11         Computation of Net Loss and Pro Forma Net Loss
                 Per Common Share

     27         Financial Data Schedule