Form 10-Q
period 1996-06-30
INNOTECH INC
filed 1996-08-14
CIK 50587

INNOTECH, INC.

Form 10-Q Index

Six Months Ended June 30, 1996
- --------------------------------------------------------------------------------
                                                                            Page
PART I.  FINANCIAL INFORMATION

         ITEM 1.       FINANCIAL STATEMENTS

                      Condensed Balance Sheets - June 30, 1996 and
                        December 31, 1995                                   2-3

                      Condensed Statements of Loss - Three Months and Six
                        Months Ended June 30, 1996 and 1995                   4

                      Condensed Statement of Stockholders' Equity - Six
                        Months Ended June 30, 1996                            5

                      Condensed Statements of Cash Flows - Six Months
                        Ended June 30, 1996 and 1995                        6-7

                      Condensed Notes to Condensed Financial Statements    8-12

         ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS AND FINANCIAL CONDITION               13-17

PART II.  OTHER INFORMATION

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                       18

- --------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INNOTECH, INC.

Condensed Balance Sheets


June 30, 1996 and December 31, 1995

- -----------------------------------------------------------------------------------------------------------------------------

                                                                                 June 30,                       December 31,
                                                                                   1996                             1995
                                                                                   ----                             ----
                                                                                                  (Unaudited)
                                        Assets
                                        ------
Current assets:
        Cash and cash equivalents                                             $22,088,994                      $ 4,921,700
        Accounts receivable, net
                Trade, net of allowance for doubtful accounts
                        of $88,368 and $92,367 at June 30, 1996
                        and December 31, 1995, respectively                     2,655,507                        2,135,568
                Other                                                             183,662                           28,709
                                                                              -----------                      -----------

                                      Total accounts receivable, net            2,839,169                        2,164,277
                                                                              -----------                      -----------
        Inventories:
                Raw materials                                                   1,527,675                          891,306
                Work-in-process                                                   113,322                          274,794
                Finished goods                                                  2,916,633                        1,454,667
                                                                              -----------                       ----------
                                      Total inventories                         4,557,630                        2,620,767
                                                                              -----------                       ----------
        Prepaid expenses and other current assets                                 436,354                          241,950
                                                                              -----------                       ----------
                                      Total current assets                     29,922,147                        9,948,694
                                                                              -----------                       ----------
Property and equipment, net                                                     2,561,121                        1,790,075

Deferred public offering charges                                                    -                              333,430

Other assets, net of accumulated amortization:
        Organization costs                                                         14,836                           18,882
        Patents and technology rights                                           1,437,865                        1,337,387
        Debt issuance costs                                                        61,496                           72,677
        Deferred loss on sale/leaseback                                            20,766                           25,958
                                                                              -----------                      -----------
                                      Total other assets                        1,534,963                        1,454,904


                                                                              -----------                      -----------
                                      Total assets                            $34,018,231                      $13,527,103
                                                                              ===========                      ===========

      See accompanying condensed notes to condensed financial statements.

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,                          December 31,
                                                                                        1996                               1995
                                                                                        ----                               ----
                                                                                                        (Unaudited)
                Liabilities and Stockholders' Equity
                ------------------------------------
Current liabilities:
        Current installments of long-term debt                                    $      41,667                     $       63,332
        Current installments of obligations under capital leases                        186,151                            182,804
        Accounts payable                                                              1,817,820                          2,034,560
        Accrued expenses and other current liabilities                                  829,361                            772,510
        Customer deposits                                                                71,042                            149,439
        Liability to financing companies                                                 41,230                             61,076
        Option payment                                                                    -                              1,500,000
                                                                                    -------------                       ------------
                                 Total current liabilities                            2,987,271                          4,763,721

Long-term debt, net of unamortized discount of $254,134 at
        June 30, 1996 and $300,341 at December 31, 1995,
        excluding current installments                                                2,445,866                          2,416,327
Obligations under capital leases, excluding current installments                        266,001                            364,903
                                                                                    -------------                       ------------

                                 Total liabilities                                     5,699,138                         7,544,951
                                                                                    -------------                       ------------

Stockholders' equity:
        Series A convertible, redeemable preferred stock, $.001 par value.  Authorized 850,000 shares; issued and outstanding
                none at June 30, 1996 and 700,000 shares at December 31,
                1995 (liquidation value $10 per share plus accrued dividends)             -                              8,080,207
        Series B convertible, redeemable preferred stock, $.001 par value.  Authorized 152,500 shares; issued and outstanding
                none at June 30, 1996 and 152,500 shares at December 31,
                1995 (liquidation value $10 per share plus accrued dividends)             -                              1,510,260
        Series D convertible, redeemable preferred stock, $.001 par value.
                Authorized 2,150,000 shares; issued and outstanding none at
                June 30, 1996 and 1,999,999 shares at December 31, 1995
                (liquidation value $10 per share plus accrued dividends)                  -                             13,011,157
        Common stock, $.001 par value.  Authorized 70,000,000 shares;
                issued and outstanding 7,827,578 and 772,991 shares at
                June 30, 1996 and December 31, 1995, respectively                         7,828                                773
        Preferred stock warrants, 23,415 common stock warrants
                (following conversion) issued and outstanding at June 30,
                1996 and 38,462 issued and outstanding at December 31, 1995               -                                  -
        Common stock warrants, 1,199,090 issued and outstanding at
                June 30, 1996 and 1,207,052 issued and outstanding at
                December 31, 1995                                                     7,821,395                          7,878,377
        Additional paid-in capital                                                   57,025,053                          5,844,007
        Deferred compensation                                                        (1,716,853)                        (1,937,453)
        Accumulated deficit                                                         (34,818,330)                       (28,405,176)
                                                                                     ------------                      -------------
                                Total stockholders' equity                           28,319,093                          5,982,152

Commitments and contingencies
                                                                                    -------------                      -------------

                                Total liabilities and stockholders' equity        $  34,018,231                     $   13,527,103
                                                                                    =============                      =============

INNOTECH, INC.

Condensed Statements of Loss

Three Months and Six Months Ended June 30, 1996 and 1995

- ----------------------------------------------------------------------------------------------------------------------

                                                Three Months Ended                         Six Months Ended
                                                     June 30,                                   June 30,
                                          --------------------------------           --------------------------------
                                             1996                 1995                  1996                 1995
                                                    (Unaudited)                                (Unaudited)

Net sales                               $ 2,568,605            1,848,046            $4,579,750            2,811,708
Cost of sales                             2,002,791            1,532,091             3,553,402            2,417,219
                                          -----------          -----------           -----------          -----------
    Gross profit                            565,814              315,955             1,026,348              394,489

Selling, general and administrative
  expenses                                2,786,446            1,544,261             5,517,659            3,129,145
Research and development costs              580,797              392,770             1,072,453              794,780
                                          -----------          -----------           -----------          -----------
    Operating loss                       (2,801,429)          (1,621,076)           (5,563,764)          (3,529,436)

Other income (deductions):
 Interest expense                          (129,960)            (354,124)             (263,118)            (788,437)
 Interest income                            337,860                6,052               389,691                6,414
 Other, net                                  (2,444)              (2,602)               (3,211)              (5,191)
                                          -----------          -----------           -----------          -----------

    Other income (deductions), net          205,456             (350,674)              123,362             (787,214)
                                          -----------          -----------           -----------          -----------

    Net loss                            $(2,595,973)          (1,971,750)          $(5,440,402)          (4,316,650)
                                          ===========          ===========           ===========          ===========


Net loss per common share
  (pro forma for 1995)                  $     (0.33)               (0.31)           $    (0.84)               (0.69)
                                          ===========          ===========           ===========          ===========

Weighted average number of common
  shares outstanding (pro forma
  for 1995)                               7,825,101            6,223,932             6,512,919            6,223,932
                                          ===========          ===========           ===========          ===========

      See accompanying condensed notes to condensed financial statements.

INNOTECH, INC.

Condensed Statement of Stockholders' Equity

Six Months Ended June 30, 1996

- ------------------------------------------------------------------------------------------------------------------------------------
                                                    Series A                     Series B                     Series D
                                             Convertible, Redeemable      Convertible, Redeemable      Convertible, Redeemable
                                                 Preferred Stock              Preferred Stock               Preferred Stock
                                           ---------------------------- ----------------------------  ------------------------------

                                            Shares          Amount       Shares          Amount         Shares             Amount
                                            ------          ------       ------          ------         ------             ------
Balance, December 31, 1995                 700,000       $ 8,080,207    152,500       $ 1,510,260     1,999,999       $ 13,011,157

Issuance of Series D Convertible,
        Redeemable Preferred Stock in
        satisfaction of option payment
        liability                              -                -           -                -           150,000          1,500,000

Exchange of Series A Convertible,
        Redeemable Preferred Stock for
        common stock (cash paid in lieu of
        16.8 fractional shares of common
        stock at $10 per share)            (700,000)        (8,242,069)     -                -             -                  -

Exchange of Series B Convertible,
        Redeemable Preferred Stock for
        common stock (cash paid in lieu of
        10.4 fractional shares of common
        stock at $10 per share)                -                -       (152,500)        (1,547,141)       -                  -

Exchange of Series D Convertible,
        Redeemable Preferred Stock for
        common stock (cash paid in lieu of
        43.6 fractional shares of common
        stock at $10 per share)                -                -           -                -        (2,149,999)       (15,285,166)

Issuance of common stock for cash
        ($10 per share, less issuance costs of
        $3,979,019; cash paid in lieu of 52.6
        fractional shares of common stock at
        $10 per share)                         -                -           -                -             -                  -

Exercise of common stock options
        (12,204 shares at $.0079 per share,
        13,697 shares at $.079 per share and
        5,442 shares at $6.556 per share)      -                -           -                -             -                  -

Exercise of common stock warrants
        (6,831 shares at $.0079 per share
        and 1,131 shares at $.079 per share    -                -           -                -             -                  -

Accretion on convertible, redeemable
        preferred stock                        -               21,844       -                6,377         -                374,092

Undeclared dividends on convertible,
        redeemable preferred stock             -              140,018       -               30,504         -                399,917

Amortization of deferred compensation          -                -           -                -             -                  -

Net loss                                       -                -           -                -             -                  -
                                          ---------        ----------- ---------        -----------  -----------        ------------

Balance, June 30, 1996                         -          $     -           -          $     -             -           $      -
                                          =========        =========== =========        ===========  ===========        ============




                                                                                           Common
                                                              Common                       Stock
                                                              Stock                       Warrants
                                                   --------------------------  -------------------------------
                                                                               Equivalent
                                                     Shares           Amount     Shares             Amount
                                                     ------           ------     ------             ------
Balance, December 31, 1995                          772,991       $     773    1,207,052       $  7,878,377

Issuance of Series D Convertible,
        Redeemable Preferred Stock in
        satisfaction of option payment
        liability                                     -                -           -                  -

Exchange of Series A Convertible,
        Redeemable Preferred Stock for
        common stock (cash paid in lieu of
        16.8 fractional shares of common
        stock at $10 per share)                     426,136             426        -                  -

Exchange of Series B Convertible,
        Redeemable Preferred Stock for
        common stock (cash paid in lieu of
        10.4 fractional shares of common
        stock at $10 per share)                     159,042             159        -                  -

Exchange of Series D Convertible,
        Redeemable Preferred Stock for
        common stock (cash paid in lieu of
        43.6 fractional shares of common
        stock at $10 per share)                   3,430,104           3,430        -                  -

Issuance of common stock for cash
        ($10 per share, less issuance costs of
        $3,979,019; cash paid in lieu of 52.6
        fractional shares of common stock at
        $10 per share)                            3,000,000           3,000        -                  -

Exercise of common stock options
        (12,204 shares at $.0079 per share,
        13,697 shares at $.079 per share and
        5,442 shares at $6.556 per share)            31,343              32        -                  -

Exercise of common stock warrants
        (6,831 shares at $.0079 per share
        and 1,131 shares at $.079 per share           7,962               8       (7,962)           (56,982)

Accretion on convertible, redeemable
        preferred stock                               -                -           -                  -

Undeclared dividends on convertible,
        redeemable preferred stock                    -                -           -                  -

Amortization of deferred compensation                 -                -           -                  -

Net loss                                              -                -           -                  -
                                                 -----------        --------  ------------       ------------

Balance, June 30, 1996                            7,827,578       $   7,828    1,199,090       $  7,821,395
                                                 ===========      ==========  ============     ==============

                                                     Additional                                        Total
                                                       Paid-in       Deferred        Accumulated     Stockholders'
                                                       Capital     Compensation        Deficit         Equity
                                                       -------     ------------        -------         ------
Balance, December 31, 1995                        $  5,844,007  $   (1,937,453) $    (28,405,176) $ 5,982,152

Issuance of Series D Convertible,
        Redeemable Preferred Stock in
        satisfaction of option payment
        liability                                        -              -                -          1,500,000

Exchange of Series A Convertible,
        Redeemable Preferred Stock for
        common stock (cash paid in lieu of
        16.8 fractional shares of common
        stock at $10 per share)                      8,241,475          -                -               (168)

Exchange of Series B Convertible,
        Redeemable Preferred Stock for
        common stock (cash paid in lieu of
        10.4 fractional shares of common
        stock at $10 per share)                      1,546,878          -                -               (104)

Exchange of Series D Convertible,
        Redeemable Preferred Stock for
        common stock (cash paid in lieu of
        43.6 fractional shares of common
        stock at $10 per share)                     15,281,300          -                -               (436)

Issuance of common stock for cash
        ($10 per share, less issuance costs of
        $3,979,019; cash paid in lieu of 52.6
        fractional shares of common stock at
        $10 per share)                              26,017,455          -                -          26,020,455

Exercise of common stock options
        (12,204 shares at $.0079 per share,
        13,697 shares at $.079 per share and
        5,442 shares at $6.556 per share)               36,821          -                -             36,853

Exercise of common stock warrants
        (6,831 shares at $.0079 per share
        and 1,131 shares at $.079 per share             57,117          -                -                143

Accretion on convertible, redeemable
        preferred stock                                  -              -               (402,313)       -

Undeclared dividends on convertible,
        redeemable preferred stock                       -              -               (570,439)       -

Amortization of deferred compensation                    -             220,600           -            220,600

Net loss                                                 -              -             (5,440,402)   (5,440,402)
                                                    ------------  --------------  ----------------  -----------

Balance, June 30, 1996                              $ 57,025,053  $ (1,716,853)   $  (34,818,330) $ 28,319,093
                                                    ============  ==============  ================  ===========


      See accompanying condensed notes to condensed financial statements.

INNOTECH, INC.

Condensed Statements of Cash Flows

Six Months Ended June, 1996 and 1995

- ----------------------------------------------------------------------------------------------------
                                                                           Six Months Ended
                                                                               June 30,
                                                                  ----------------------------------
                                                                      1996                  1995
                                                                      ----                  ----
                                                                              (Unaudited)
Cash flows from operating activities:
    Net loss                                                     $ (5,440,402)         $ (4,316,650)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
               Depreciation and amortization of property
                 and equipment                                        171,950              175,364
               Amortization of other assets                            67,411              125,168
               Amortization of discounts on borrowings
                 under line of credit and long-term debt               46,207              260,453
               Amortization of deferred compensation                  220,600               15,149
               Loss (gain) on sale of equipment                        (1,779)               5,181
               Loss on litigation settlement                           -                   111,892
               Net increase in current assets                      (2,806,159)            (569,378)
               Net increase (decrease) in current liabilities,
                 exclusive of changes shown separately
                 and noncash transactions                            (258,132)             169,456
                                                                  -------------          -----------

                      Net cash used in operating activities        (8,000,304)           (4,023,365)
                                                                  -------------          -----------

Cash flows from investing activities:
    Purchases of property and equipment                              (951,717)             (28,915)
    Proceeds from sale of equipment                                    10,500              500,000
    Additions to other assets                                        (147,470)            (153,787)
                                                                  -------------          -----------

                      Net cash provided by (used in)
                              investing activities                 (1,088,687)             317,298
                                                                  -------------          -----------

Cash flows from financing activities:
    Net increase in borrowings under line of credit                    -                   214,370
    Proceeds from issuance of long-term debt                           -                   500,000
    Payments on long-term debt and capital leases                    (133,888)            (137,941)
    Proceeds from issuance of common stock, net of
         issuance costs                                            26,057,977                -
    Deferred public offering charges offset against public
         offering proceeds                                            333,430                -
    Proceeds from issuance of preferred stock and common
         stock warrants, net of issuance costs                         -                 3,375,654
    Cash paid in lieu of fractional shares of common stock             (1,234)               -
                                                                  -------------          -----------

                      Net cash provided by financing
                        activitities                               26,256,285            3,952,083
                                                                  -------------          -----------
Net increase in cash and cash equivalents                          17,167,294              246,016

Cash and cash equivalents, beginning of period                      4,921,700              119,468
                                                                  -------------          -----------

Cash and cash equivalents, end of period                         $ 22,088,994          $   365,484
                                                                  =============          ===========

                                                                                    (Continued)

                                       6

INNOTECH, INC.


- ------------------------------------------------------------------------------------------------------

                                                                               Six Months Ended
                                                                                    June 30,
                                                                           ---------------------------
                                                                             1996              1995
                                                                                   (Unaudited)
Supplemental disclosures of cash flows information:
       Cash paid for interest                                            $ 202,161          $ 320,684
                                                                         =========          =========


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

INNOTECH, INC.

Condensed Notes to Condensed Financial Statements

Six Months Ended June 30, 1996 and 1995

(Unaudited)
- --------------------------------------------------------------------------------

(1)  General
     -------

     The accompanying unaudited condensed financial statements of Innotech, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes to financial statements.


(2)  Stockholders' Equity
     --------------------

     Put/Call Agreement:

     Effective July 19, 1996, the Company and its president entered into a Put/Call Agreement (Agreement). This Agreement provides for the sale by the Company's president and his permitted assigns to the Company and for the purchase by the Company from the Company's president of an aggregate of 85,000 shares of common stock. The exercise price for the put and call will be the average of the closing sales prices of the common stock for the ten days preceding the date on which the Company's president gives notice with respect to the exercise price. Such notice must be given prior to September 1, 1996. The put and call options of the Company's president and the Company pursuant to such Agreement become exercisable on September 11, 1996 and terminate on September 10, 1997.

     Common Stock:

     The Company effected a 1-for-7.89789 reverse stock split of common stock on December 21, 1995. All share and per share data, as well as all preferred stock conversion ratios, stock options and warrants, have been adjusted retroactively to reflect the aforementioned stock split.

     Preferred Stock:

     The Company had authorized a total of 5,000,000 shares of preferred stock, of which 850,000 shares were authorized for Series A Convertible, Redeemable Preferred Stock (Series A Stock), 152,500 shares were authorized for Series B Convertible, Redeemable Preferred Stock (Series B Stock) and 2,150,000 shares were authorized for Series D

                                                                     (Continued)

INNOTECH, INC.

(Unaudited)
- --------------------------------------------------------------------------------

(2)  Stockholders' Equity - (continued)
     --------------------

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

     The holders of the Preferred Stock were entitled to receive cumulative dividends at the rate of 9 percent per annum accruing from the date of issuance. In the event of a liquidation and with respect to the payment of dividends, the Series D Stock was senior in rank to the common stock, the Series A Stock and the Series B Stock. All accrued dividends were to be paid only upon a merger, sale of control, consolidation (and certain similar events) or liquidation of the Company. In the event of a liquidation of the Company, the holders of the Series D Stock were entitled to receive, prior and in preference to any distributions to all other Company equity holders, a per share liquidation preference equal to $10.00 plus accrued and unpaid dividends through the date of the liquidation for each share of Series D Stock (the Liquidation Preference). Thereafter, any remaining payments were to be paid to holders of shares of the Series A Stock and the Series B Stock up to their respective Liquidation Preferences, and the holders of common stock and the holders of the Series D Stock (on a common stock equivalent basis) were to share in any remaining payments, pro rata based upon their respective stockholdings.


(3)  Stock Options and Warrants
     --------------------------

     Stock Options:

     Pursuant to various stock option agreements, the Company has granted options to acquire the Company's common stock to certain officers, directors, employees and consultants of the Company.



                                                                     (Continued)

INNOTECH, INC.

(Unaudited)
- --------------------------------------------------------------------------------

(3)  Stock Options and Warrants - (continued)
     --------------------------

     The aggregate number of shares under option pursuant to these agreements was as follows:

                                                   Number     Option Price
                                                 of Shares     Per Share
                                                 ----------  --------------

     Options outstanding at December 31, 1995    1,363,269   $.0079-16.4260
     Exercised                                     (31,343)  $  .0079-6.556
     Expired                                          (519)  $        6.556
                                                 ---------

     Options outstanding at June 30, 1996        1,331,407   $.0079-16.4260
                                                 =========

     Generally, options vest within one to five years of the grant date. Options exercisable at June 30, 1996 and December 31, 1995 approximated 993,646 and 418,772, respectively.

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

     Deferred compensation at December 31, 1995 will be amortized as compensation expense, based on vesting provisions, as follows:


              Years ending December 31,
                          1996                   $  441,195
                          1997                      427,043
                          1998                      398,738
                          1999                      398,738
                          2000                      271,739
                                                 ----------

              Total                              $1,937,453
                                                 ==========




                                                                     (Continued)

INNOTECH, INC.

(Unaudited)
- --------------------------------------------------------------------------------

(3)  Stock Options and Warrants - (continued)
     --------------------------

     Warrants:

     A summary of detachable warrants outstanding at June 30, 1996 is presented below:

     Warrant                  Equivalent  Exercise Price      Expiration
     Class          Type        Shares      per Share            Date
     ---------  ------------  ----------  --------------  ------------------

       B        Common Stock      23,415         $ 21.35    January 30, 1999
       C        Common Stock      48,592         $ 0.079      March 31, 1999
       D        Common Stock      63,308         $ 6.556      March 31, 2004
       E        Common Stock      17,403         $ 0.079  September 30, 1999
       G        Common Stock      58,915         $0.0079  September 23, 2004
       H        Common Stock      13,009         $ 0.079    December 1, 1996
       I        Common Stock     993,643         $0.0079      March 29, 2005
       J        Common Stock       4,220         $  9.64  September 30, 2004


(4)  Income Taxes
     ------------

     At December 31, 1995, the Company had net operating loss carryforwards
     (NOLs) for income tax purposes available to offset future taxable income as follows:

           Net Operating Loss             Expiration
             Carryforwards                  Dates
             -------------                  -----

              $     2,099             September 30, 2006
                  495,945             September 30, 2007
                1,849,550             September 30, 2008
                6,609,798             September 30, 2009
                2,613,567             December 31, 2009
                9,701,478             December 31, 2010
                ---------

              $21,272,437
              ===========

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

INNOTECH, INC.

(Unaudited)
- --------------------------------------------------------------------------------

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

     The Company is subject to environmental laws and regulations at both the federal and state levels. At June 30, 1996, the Company is not aware of any material violations or areas of noncompliance with respect to federal and state laws and regulations covering environmental matters. In the opinion of management, any costs incurred resulting from existing environmental matters will not have a material adverse effect on the Company's financial position or results of operations.


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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995

Net sales. Total net sales increased by $721,000, or 39%, to $2,569,000 for the quarter ended June 30, 1996 from $1,848,000 for the quarter ended June 30, 1995. This increase was due to a significant volume increase in sales of consumables as well as an increase in the number of Excalibur Systems sold by the Company. Net sales for the quarter ended June 30, 1995 were adversely affected by the Company's weakened liquidity condition, which impaired its ability to maintain desired levels of inventory and limited spending on sales and marketing efforts. With the completion of 1995 third and fourth quarter financing closings and the initial public offering in March 1996, the Company's liquidity position has significantly improved, allowing the Company to acquire inventory to fulfill order backlogs, resume selling and marketing programs and expand the number of sales personnel. The Company anticipates that these actions should have a positive impact upon sales in the near future, although there can be no assurance regarding such impact.

A substantial portion of the Company's sales for the quarter ended June 30, 1996 were derived from one customer. The loss of sales from such customer would have a material adverse effect upon the Company's business and operating results, and there can be no assurance that such customer will continue to place orders with the Company for consumables or Excalibur Systems in the amount or magnitude of those occurring in the second quarter of 1996.

Net sales of consumables increased $699,000, or 102%, to $1,382,000 for the quarter ended June 30, 1996 from $683,000 for the quarter ended June 30, 1995. This increase in net sales of consumables was primarily attributable to increased demand resulting from orders generated from a single large optical retailer, an increase in the cumulative number of installed Excalibur Systems (excluding the single large optical retailer) and the introduction of new consumables products, most of which were higher-priced premium products.

Net sales of Excalibur Systems increased $22,000, or 2%, to $1,187,000 for the quarter ended June 30, 1996 from $1,165,000 for the quarter ended June 30, 1995. Although there was a 27% increase in the number of Excalibur Systems sold by the Company, this was offset by price decreases for Excalibur Systems initiated in July 1994 in connection with the Company's marketing strategy of increasing market penetration by reducing the price of the Excalibur System and thereby increasing and accelerating demand for consumables. Growth in Excalibur System unit sales during the quarter ended June 30, 1996 versus the corresponding period in 1995 was largely due to fulfilling orders from a single large optical retailer.

A significant portion of the Company's 1996 second quarter sales were derived from international customers. Conducting business outside of the United States is typically subject to certain additional risks, including currency exchange fluctuations and their (possibly adverse) effect on demand.

Gross profit. Gross profit for the quarter ended June 30, 1996 of $566,000 was $250,000, or 79%, greater than the quarter ended June 30, 1995. Gross profit margin increased 29% to 22% for the quarter ended June 30, 1996 from 17% for the corresponding quarter in 1995. The increase in gross profit was due to the increase in sales of consumables, which included an increase in the sale of higher-priced consumables, as well as the increased sales of Excalibur Systems. The increase in gross profit margin was primarily due to reduced overhead costs per unit and manufacturing efficiencies achieved in the production of Power Plates and sales of other higher-priced products, offset in part by the start-up of lens casting at the Petersburg Power Plate manufacturing facility. The gross profit margin on Excalibur Systems improved during the second quarter of 1996 over the second quarter of 1995 due also to the in-house assembly of the chamber, which during the second quarter of 1995 was still being assembled outside of the Company. Despite a 27% increase in the number of Excalibur Systems sold by the Company, total Excalibur System costs decreased $32,000, or 4%, for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The gross profit margin was further enhanced by the additional sales of mold products which are higher margin products. However, the gross profit and gross profit margin have been in the past and gross profit margins will be in the future adversely affected by the reduction of the sales price of the Excalibur System in connection with the implementation of the Company's marketing strategy.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1,242,000, or 80%, to $2,786,000 for the quarter ended June 30, 1996 from $1,544,000 for the quarter ended June 30, 1995. The increase was primarily attributable to the implementation of planned growth in the Company's sales and marketing departments. The number of employees related to this function increased by 31, or 70%, to 75 for the quarter ended June 30, 1996 from 44 for the quarter ended June 30, 1995. This increase was attributable to the sales force build-up in the first quarter of 1996 necessary to accommodate the current and future sales volumes of Excalibur Systems and consumables.

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

Research and development costs. Research and development costs increased $188,000, or 48%, to $581,000 for the quarter ended June 30, 1996 from $393,000 for the quarter ended June 30, 1995. This increase was primarily attributable to increased development and testing of new consumables products planned for release in 1996 and enhancements of the Excalibur System.

Other income (deductions), net. Other income (deductions), net increased $556,000 to $205,000 for the quarter ended June 30, 1996 from $(351,000) for the quarter ended June 30, 1995. The increase was primarily the result of an increase in interest income resulting from investment of proceeds from the initial public offering in March 1996, as well as a decrease in interest expense due to lower levels of debt outstanding in 1996 as compared to 1995. Interest expense for the quarters ended June 30, 1996 and 1995 was inclusive of noncash interest expense of $23,000 and $95,000, respectively, for the amortization of debt discounts related to the issuances of common stock warrants with exercise prices below the common stock's estimated fair value in connection with debt incurred during 1995 and 1994.

Net loss. The Company's net loss increased $624,000, or 32%, to $2,596,000 for the quarter ended June 30, 1996 from $1,972,000 for the quarter ended June 30, 1995 due to the factors discussed above.

Six Months Ended June 30, 1996 and 1995

Net sales. Total net sales increased by $1,768,000, or 63%, to $4,580,000 for the six months ended June 30, 1996 from $2,812,000 for the six months ended June 30, 1995. This increase was due to a significant volume increase in sales of consumables as well as an increase in the number of Excalibur Systems sold by the Company. Net sales for the six months ended June 30, 1995 were adversely affected by the Company's weakened liquidity condition, which impaired its ability to maintain desired levels of inventory and limited spending on sales and marketing efforts. With the completion of 1995 third and fourth quarter financing closings and the initial public offering in March 1996, the Company's liquidity position has significantly improved, allowing the Company to acquire inventory to fulfill order backlogs, resume selling and marketing programs and expand the number of sales personnel. The Company anticipates that these actions should have a positive impact upon sales in the near future, although there can be no assurance regarding such impact.

A substantial portion of the Company's 1996 year-to-date sales were derived from one customer. The loss of sales from such customer would have a material adverse effect upon the Company's business and operating results, and there can be no assurance that such customer will continue to place orders with the Company for consumables or Excalibur Systems in the amount or magnitude of those occurring in the first half of 1996.

Net sales of consumables increased $1,209,000, or 105%, to $2,355,000 for the six months ended June 30, 1996 from $1,146,000 for the six months ended June 30, 1995. This increase in net sales of consumables was primarily attributable to increased demand resulting from orders generated from a single large optical retailer, an increase in the cumulative number of installed Excalibur Systems (excluding the single large optical retailer) and the introduction of new consumables products, most of which were higher-priced premium products.

Net sales of Excalibur Systems increased $559,000, or 34%, to $2,225,000 for the six months ended June 30, 1996 from $1,666,000 for the six months ended June 30, 1995. This sales growth was due to a 66% increase in the number of Excalibur Systems sold by the Company, offset in part by price decreases for Excalibur Systems initiated in July 1994 in connection with the Company's marketing strategy. Growth in Excalibur System unit sales during the six months ended June 30, 1996 versus the corresponding period in 1995 was largely due to fulfilling orders from a single large optical retailer.

A significant portion of the Company's 1996 year-to-date sales were derived from international customers. Conducting business outside of the United States is typically subject to certain additional risks, including currency exchange fluctuations and their (possibly adverse) effect on demand.

Gross profit. Gross profit for the six months ended June 30, 1996 of $1,026,000 was $632,000, or 160%, greater than the six months ended June 30, 1995. Gross profit margin increased 57% to 22% for the first half of 1996 from 14% for the corresponding period in 1995. The increase in gross profit was due to the increase in sales of consumables, which included an increase in the sale of higher-priced consumables, as well as the increased sales of Excalibur Systems. The increase in gross profit margin was primarily due to reduced overhead costs per unit and manufacturing efficiencies achieved in the production of Power Plates and sales of other higher-priced products, offset in part by the start-up of lens casting at the Petersburg Power Plate manufacturing facility. The gross profit margin on Excalibur Systems improved during the first six months of 1996 over the first six months of 1995 due also to the in-house assembly of the chamber, which during the first six months of 1995 was still being assembled outside of the Company. The gross profit margin was further enhanced by the additional sales of mold products which are higher margin products. However, the gross profit and gross profit margin have been in the past and gross profit margins will be in the future adversely affected by the reduction of the sales price of the Excalibur System in connection with the implementation of the Company's marketing strategy.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,389,000, or 76%, to $5,518,000 for the six months ended June 30, 1996 from $3,129,000 for the six months ended June 30, 1995. The increase was primarily attributable to the implementation of planned growth in the Company's sales and marketing departments. The number of employees related to this function increased by 31, or 70%, to 75 for the six months ended June 30, 1996 from 44 for the six months ended June 30, 1995. This increase was attributable to the sales force build-up necessary to accommodate the current and future sales volumes of Excalibur Systems and consumables.

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

Research and development costs. Research and development costs increased $277,000, or 35%, to $1,072,000 for the six months ended June 30, 1996 from $795,000 for the six months ended June 30, 1995. This increase was primarily attributable to increased development and testing of new consumables products planned for release in 1996 and enhancements of the Excalibur System.

Other income (deductions), net. Other income (deductions), net increased $910,000 to $123,000 for the six months ended June 30, 1996 from $(787,000) for the six months ended June 30, 1995. The increase was primarily the result of a decrease in interest expense due to lower levels of debt outstanding in 1996 as compared to 1995, as well as an increase in interest income resulting from investment of proceeds from the initial public offering in March 1996. Interest expense for the six months ended June 30, 1996 and 1995 was inclusive of noncash interest expense of $46,000 and $260,000, respectively, for the amortization of debt discounts related to the issuances of common stock warrants with exercise prices below the common stock's estimated fair value in connection with debt incurred during 1995 and 1994.

Net loss. The Company's net loss increased $1,123,000, or 26%, to $5,440,000 for the six months ended June 30, 1996 from $4,317,000 for the six months ended June 30, 1995 due to the factors discussed above.

Liquidity and Capital Resources. As of June 30, 1996, the Company had cash and cash equivalents and working capital of approximately $22,089,000 and $26,935,000, respectively. During the quarter ended March 31, 1996, the Company completed an initial public offering with net proceeds received of approximately $26,020,000. In conjunction with the Company's plan, capital expenditures and inventory build-up for the six months ended June 30, 1996 were $952,000 and $1,937,000, respectively. Cash usage for the period consisted of $8,000,000 to fund operating activities, $1,089,000 for investing activities and $3,980,000 to pay issuance costs associated with the initial public offering.

The Company expects that its capital requirements will increase in the future depending on numerous factors, including but not limited to the market penetration of Excalibur Systems, growth in sales of consumables, expansion of its manufacturing capabilities, success of the Company's research and development efforts and additional costs associated with the potential commercialization of products under development. The Company expects that its capital expenditures for the remainder of 1996 will total approximately $1,400,000, primarily in connection with the establishment and operation of its consumables manufacturing facilities.

Effective July 19, 1996, the Company and Dr. Blum, the Company's president, entered into a Put/Call Agreement. This Agreement provides for the sale by Dr. Blum and his permitted assigns to the Company and for the purchase by the Company from Dr. Blum of an aggregate of 85,000 shares of Common Stock. The exercise price for the put and call will be the average of the closing sales prices of the Common Stock for the ten days preceding the date on which Dr. Blum gives notice with respect to the exercise price. Such notice must be given prior to September 1, 1996. The options of Dr. Blum and the Company pursuant to such Agreement become exercisable on September 11, 1996 and terminate on September 10, 1997. The Company does not believe that the exercise of these options will have a material effect on its liquidity.

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

New Accounting Standards. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (SFAS 121). SFAS 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 on January 1, 1996; the adoption of SFAS 121 did not have a material impact on the Company's financial statements for the six months ended June 30, 1996.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)                   EXHIBIT INDEX
                          -------------

    Exhibit
    -------

      11   Computation of Net Loss and Pro Forma Net Loss
            Per Common Share

      27   Financial Data Schedule


     (b) Reports on Form 8-K filed during the three months ended June 30, 1996.

      None.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INNOTECH, INC.
                                      (Registrant)



Date:  August 12, 1996     /s/Ronald D. Blum
                           -----------------
                           Ronald D. Blum
                           Chairman of the Board, President and
                           Chief Executive Officer
                           (principal executive officer)



Date:  August 12, 1996     /s/Steven A. Bennington
                           -----------------------
                           Steven A. Bennington
                           Chief Operating Officer and Vice President
                           (principal financial and accounting officer)

                               INDEX TO EXHIBITS
                               -----------------


EXHIBIT NO.     DESCRIPTION                                             PAGE
- -----------     -----------                                             ----

     11         Computation of Net Loss and Pro Forma Net Loss
                Per Common Share

     27         Financial Data Schedule