Form 10-Q
period 1996-09-30
INNOTECH INC
filed 1996-11-14
CIK 50587

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                      OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                        Commission file number 0-27746

                                INNOTECH, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                 54-1560349
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                               5568 Airport Road
                           Roanoke, Virginia  24012
         (Address of principal executive offices, including zip code)

                                (540) 362-2020
             (Registrant's telephone number, including area code)

                                      N/A
(Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----       -------

     As of September 30, 1996, 8,948,257 shares of the registrant's Common Stock, $.001 par value, were outstanding.

INNOTECH, INC.

Form 10-Q Index

Nine Months Ended September 30, 1996

================================================================================

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Balance Sheets - September 30, 1996 and
                  December 31, 1995.........................................2-3

                 Condensed Statements of Loss - Three Months and Nine
                  Months Ended September 30, 1996 and 1995....................4

                 Condensed Statement of Stockholders' Equity - Nine
                  Months Ended September 30, 1996.............................5

                 Condensed Statements of Cash Flows - Nine Months
                  Ended September 30, 1996 and 1995.........................6-7

                 Condensed Notes to Condensed Financial
                  Statements...............................................8-12

         Item 2. Management's Discussion and Analysis of Results of
                  Operations and Financial Condition......................13-18

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................19

================================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INNOTECH, INC.

Condensed Balance Sheets

September 30, 1996 and December 31, 1995
----------------------------------------------------------------------------------------------------------

                                                                      September 30,          December 31,
                                                                          1996                   1995
                                                                          ----                   ----
                                                                                   (Unaudited)
                           Assets
                           ------
Current assets:
   Cash and cash equivalents                                         $   18,179,786         $   4,921,700
   Accounts receivable, net
     Trade, net of allowance for doubtful accounts
       of $88,368 and $92,367 at September 30,
       1996 and December 31, 1995, respectively                           3,136,605             2,135,568
     Other                                                                  159,482                28,709
                                                                      --------------         -------------

            Total accounts receivable, net                                3,296,087             2,164,277
                                                                      --------------         -------------

   Inventories:
       Raw materials                                                      1,526,472               891,306
       Work-in-process                                                      200,543               274,794
       Finished goods                                                     3,549,526             1,454,667
                                                                      --------------         -------------

            Total inventories                                            5,276,541             2,620,767
                                                                      --------------         -------------
Prepaid expenses and other current assets                                   413,994               241,950
                                                                      --------------         -------------
            Total current assets                                         27,166,408             9,948,694
                                                                      --------------         -------------

Property and equipment, net                                               3,007,282             1,790,075

Deferred public offering charges                                             -                    333,430

Other assets, net of accumulated amortization:
   Organization costs                                                        12,813                18,882
   Patents and technology rights                                          1,504,459             1,337,387
   Debt issuance costs                                                       55,906                72,677
   Deferred loss on sale/leaseback                                           18,170                25,958
                                                                      --------------         -------------
            Total other assets                                            1,591,348             1,454,904






                                                                      --------------         -------------
            Total assets                                             $   31,765,038         $  13,527,103
                                                                      ==============         =============

      See accompanying condensed notes to condensed financial statements.

----------------------------------------------------------------------------------------------------------
                                                                         September 30,       December 31,
                                                                             1996               1995
                                                                             ----               ----
                                                                                   (Unaudited)
     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
  Current installments of long-term debt                                 $     29,167       $     63,332
  Current installments of obligations under capital leases                    204,824            182,804
  Accounts payable                                                          1,714,581          2,034,560
  Accrued expenses and other current liabilities                              760,609            772,510
  Customer deposits                                                           263,266            149,439
  Liability to financing companies                                             30,465             61,076
  Option payment                                                              -                1,500,000
                                                                          ------------       ------------
            Total current liabilities                                       3,002,912          4,763,721

Long-term debt, net of unamortized discount of $231,031 at
  September 30, 1996 and $300,341 at December 31, 1995,
  excluding current installments                                            2,468,969          2,416,327
Obligations under capital leases, excluding current installments              203,151            364,903
                                                                          ------------       ------------

            Total liabilities                                               5,675,032          7,544,951
                                                                          ------------       ------------

Common stock subject to put/call agreement (85,000 shares)                    834,063            -
                                                                          ------------       ------------
Stockholders' equity:
   Series A convertible, redeemable preferred stock, $.001 par value.  Authorized 850,000 shares; issued and outstanding
     none at September 30, 1996 and 700,000 shares at December 31,
     1995 (liquidation value $10 per share plus accrued dividends)            -                8,080,207
   Series B convertible, redeemable preferred stock, $.001 par value.  Authorized 152,500 shares; issued and outstanding
     none at September 30, 1996 and 152,500 shares at December 31,
     1995 (liquidation value $10 per share plus accrued dividends)            -                1,510,260
   Series D convertible, redeemable preferred stock, $.001 par value.
     Authorized 2,150,000 shares; issued and outstanding none at
     September 30, 1996 and 1,999,999 shares at December 31, 1995
     (liquidation value $10 per share plus accrued dividends)                 -               13,011,157
   Common stock, $.001 par value.  Authorized 70,000,000 shares;
     issued and outstanding 8,863,257 and 772,991 shares at
     September 30, 1996 and December 31, 1995, respectively                     8,863                773
   Preferred stock warrants, 23,415 common stock warrants
     (following conversion) issued and outstanding at September 30,
     1996 and 38,462 issued and outstanding at December 31, 1995              -                  -
   Common stock warrants, 86,263 issued and outstanding at
     September 30, 1996 and 1,207,052 issued and outstanding at
     December 31, 1995                                                        128,234          7,878,377
  Additional paid-in capital                                               64,143,435          5,844,007
  Deferred compensation                                                    (1,583,031)        (1,937,453)
  Accumulated deficit                                                     (37,441,558)       (28,405,176)
                                                                          ------------       ------------
            Total stockholders' equity                                     25,255,943          5,982,152

Commitments and contingencies
                                                                          ------------       ------------

            Total liabilities and stockholders' equity                   $ 31,765,038       $ 13,527,103
                                                                          ============       ============

INNOTECH, INC.

Condensed Statements of Loss


Three Months and Nine Months Ended September 30, 1996 and 1995
-------------------------------------------------------------------------------------------------------

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                      ----------------------      ---------------------
                                                        1996          1995          1996          1995
                                                        ----          ----          ----          ----
                                                            (Unaudited)                 (Unaudited)

Net sales                                         $  2,839,814     1,708,479     7,419,564     4,520,187
Cost of sales                                        2,180,873     1,320,271     5,734,275     3,737,490
                                                    ----------   -----------    ----------   -----------
        Gross profit                                   658,941       388,208     1,685,289       782,697

Selling, general and administrative expenses         2,874,020     2,330,371     8,391,679     5,459,516
Research and development costs                         531,428       369,372     1,603,881     1,164,152
                                                    ----------   -----------    ----------   -----------

        Operating loss                              (2,746,507)   (2,311,535)   (8,310,271)   (5,840,971)
                                                    ----------   -----------    ----------   -----------

Other income (deductions):
 Interest expense                                     (127,942)     (266,701)     (391,060)   (1,055,138)
 Interest income                                       256,745        13,680       646,436        20,094
 Other, net                                             (5,524)       (2,597)       (8,735)       (7,788)
                                                    ----------   -----------    ----------   -----------

        Other income (deductions), net                 123,279      (255,618)      246,641    (1,042,832)
                                                    ----------   -----------    ----------   -----------
        Loss before extraordinary item              (2,623,228)   (2,567,153)   (8,063,630)   (6,883,803)

Extraordinary item - loss on extinguishment
 of debt                                                 -          (392,649)        -          (392,649)
                                                    ----------   -----------    ----------   -----------

        Net loss                                  $ (2,623,228)   (2,959,802)   (8,063,630)   (7,276,452)
                                                    ==========   ===========    ==========   ===========


Net loss per common share (pro forma for
 1995)                                            $      (0.33)        (0.48)        (1.15)        (1.17)
                                                    ==========   ===========    ==========   ===========

Weighted average number of common shares
 outstanding (pro forma for 1995)                    8,052,609     6,223,932     7,029,884     6,223,932
                                                    ==========   ===========    ==========   ===========

      See accompanying condensed notes to condensed financial statements.

                                                                DRAFT
                                                    FOR DISCUSSION PURPOSES ONLY
INNOTECH, INC.

Condensed Statement of Stockholders' Equity

Nine Months Ended September 30, 1996

                                                  Series A                     Series B                     Series D
                                           Convertible, Redeemable      Convertible, Redeemable      Convertible, Redeemable
                                               Preferred Stock              Preferred Stock              Preferred Stock
                                         ---------------------------  ---------------------------  ---------------------------
                                            Shares         Amount        Shares         Amount        Shares         Amount
                                            ------         ------        ------         ------        ------         ------
Balance, December 31, 1995                 700,000     $  8,080,207     152,500     $  1,510,260     1,999,999   $  13,011,157

Issuance of Series D Convertible,
 Redeemable Preferred Stock in
 satisfaction of option payment
 liability                                   -               -            -               -            150,000       1,500,000

Exchange of Series A Convertible,
 Redeemable Preferred Stock for
 common stock (cash paid in lieu of
 16.8 fractional shares of common
 stock at $10 per share)                  (700,000)      (8,242,069)      -               -             -              -

Exchange of Series B Convertible,
 Redeemable Preferred Stock for
 common stock (cash paid in lieu of
 10.4 fractional shares of common
 stock at $10 per share)                     -               -         (152,500)     (1,547,141)        -              -

Exchange of Series D Convertible,
 Redeemable Preferred Stock for
 common stock (cash paid in lieu of
 43.6 fractional shares of common
 stock at $10 per share)                     -               -            -               -         (2,149,999)    (15,285,166)

Issuance of common stock for cash
 ($10 per share, less issuance costs of
 $3,744,045; cash paid in lieu of 52.6
 fractional shares of common stock at
 $10 per share)                              -               -            -               -             -              -

Exercise of common stock options
 (12,204 shares at $.0079 per share,
 19,147 shares at $.079 per share and
 9,241 shares at $6.556 per share)           -               -            -               -             -              -

Exercise of common stock warrants
 (1,040,504 shares at $.0079 per share
 and 78,888 shares at $.079 per share)       -               -            -               -             -              -

Common stock warrants forfeited              -               -            -               -             -              -

Reclassification of common stock subject
 to put/call agreement                       -               -            -               -             -              -

Accretion on convertible, redeemable
 preferred stock                             -               21,844       -                6,377        -              374,092

Undeclared dividends on convertible,
 redeemable preferred stock                  -              140,018       -               30,504        -              399,917

Amortization of deferred compensation        -               -            -               -             -              -

Net loss                                     -               -            -               -             -              -
                                         ---------       ----------   ---------      ----------     ---------      ---------
Balance, September 30, 1996                  -          $    -            -         $     -             -         $    -
                                         =========       ==========   =========      ==========     =========      =========

                                                                                                             Common
                                                                    Common                                   Stock
                                                                    Stock                                   Warrants
                                                        ------------------------------          -------------------------------
                                                                                                   Equivalent
                                                           Shares           Amount                   Shares           Amount
                                                           ------           ------                   ------           ------
Balance, December 31, 1995                                  772,991     $      773                1,207,052      $    7,878,377

Issuance of Series D Convertible,
  Redeemable Preferred Stock in
  satisfaction of option payment
  liability                                                   -               -                      -                   -

Exchange of Series A Convertible,
  Redeemable Preferred Stock for
  common stock (cash paid in lieu of
  16.8 fractional shares of common
  stock at $10 per share)                                   426,136            426                   -                   -

Exchange of Series B Convertible,
  Redeemable Preferred Stock for
  common stock (cash paid in lieu of
  10.4 fractional shares of common
  stock at $10 per share)                                   159,042            159                   -                   -

Exchange of Series D Convertible,
  Redeemable Preferred Stock for
  common stock (cash paid in lieu of
  43.6 fractional shares of common
  stock at $10 per share)                                 3,430,104          3,430                   -                   -

Issuance of common stock for cash
  ($10 per share, less issuance costs of
  $3,744,045; cash paid in lieu of 52.6
  fractional shares of common stock at
  $10 per share)                                          3,000,000          3,000                   -                   -

Exercise of common stock options
  (12,204 shares at $.0079 per share,
  19,147 shares at $.079 per share and
  9,241 shares at $6.556 per share)                          40,592             41                   -                   -

Exercise of common stock warrants
  (1,040,504 shares at $.0079 per share
  and 78,888 shares at $.079 per share)                   1,119,392          1,119               (1,119,392)         (7,750,143)

Common stock warrants forfeited                               -               -                      (1,397)             -

Reclassification of common stock subject
  to put/call agreement                                     (85,000)           (85)                  -                   -

Accretion on convertible, redeemable
  preferred stock                                             -               -                      -                   -

Undeclared dividends on convertible,
  redeemable preferred stock                                  -               -                      -                   -

Amortization of deferred compensation                         -               -                      -                   -

Net loss                                                      -               -                      -                   -
                                                         -----------     -----------             -----------      --------------
Balance, September 30, 1996                               8,863,257     $     8,863                  86,263      $      128,234
                                                        ============     ===========             ===========      ==============

                                                           Additional                                              Total
                                                            Paid-in          Deferred         Accumulated       Stockholders'
                                                            Capital        Compensation         Deficit            Equity
                                                            -------        ------------         -------            ------

Balance, December 31, 1995                              $   5,844,007     $  (1,937,453)   $   (28,405,176)   $   5,982,152

Issuance of Series D Convertible,
  Redeemable Preferred Stock in
  satisfaction of option payment
  liability                                                    -                -                  -              1,500,000

Exchange of Series A Convertible,
  Redeemable Preferred Stock for
  common stock (cash paid in lieu of
  16.8 fractional shares of common
  stock at $10 per share)                                   8,241,475           -                  -                   (168)

Exchange of Series B Convertible,
  Redeemable Preferred Stock for
  common stock (cash paid in lieu of
  10.4 fractional shares of common
  stock at $10 per share)                                   1,546,878           -                  -                   (104)

Exchange of Series D Convertible,
  Redeemable Preferred Stock for
  common stock (cash paid in lieu of
  43.6 fractional shares of common
  stock at $10 per share)                                  15,281,300           -                  -                   (436)

Issuance of common stock for cash
  ($10 per share, less issuance costs of
  $3,744,045; cash paid in lieu of 52.6
  fractional shares of common stock at
  $10 per share)                                           26,252,429           -                  -             26,255,429

Exercise of common stock options
  (12,204 shares at $.0079 per share,
  19,147 shares at $.079 per share and
  9,241 shares at $6.556 per share)                            62,157           -                  -                 62,198

Exercise of common stock warrants
  (1,040,504 shares at $.0079 per share
  and 78,888 shares at $.079 per share)                     7,749,167           -                  -                    143

Common stock warrants forfeited                                -                -                  -                 -

Reclassification of common stock subject
  to put/call agreement                                      (833,978)          -                  -               (834,063)

Accretion on convertible, redeemable
  preferred stock                                              -                -                 (402,313)          -

Undeclared dividends on convertible,
  redeemable preferred stock                                   -                -                 (570,439)          -

Amortization of deferred compensation                          -                354,422            -                354,422

Net loss                                                       -                -               (8,063,630)      (8,063,630)
                                                         -------------    --------------    ---------------    -------------
Balance, September 30, 1996                             $  64,143,435    $   (1,583,031)   $   (37,441,558)   $  25,255,943
                                                         =============    ==============    ===============    =============

      See accompanying condensed notes to condensed financial statements.

INNOTECH, INC.

Condensed Statements of Cash Flows

Nine Months Ended September 30, 1996 and 1995

================================================================================

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        ---------------------------------
                                                                             1996               1995
                                                                             ----               ----
                                                                                   (Unaudited)
Cash flows from operating activities:
  Net loss                                                            $   (8,063,630)     $  (7,276,452)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Extraordinary item - loss on extinguishment of debt                      -                392,649
      Depreciation and amortization of property and equipment                278,197            301,673
      Amortization of other assets                                           102,440            164,428
      Amortization of discounts on borrowings under line of
        credit and long-term debt                                             69,310            295,689
      Amortization of deferred compensation                                  354,422            444,251
      Loss on sale of equipment                                                2,337              7,787
      Loss on litigation settlement                                            -                111,892
      Net increase in current assets                                      (3,959,628)          (942,695)
      Net decrease in current liabilities, exclusive of changes
        shown separately and noncash transactions                           (248,664)          (577,899)
                                                                        ------------        -----------
          Net cash used in operating activities                          (11,465,216)        (7,078,677)
                                                                        ------------        -----------
Cash flows from investing activities:
  Purchases of property and equipment                                     (1,510,041)          (256,947)
  Proceeds from sale of equipment                                             12,300            500,000
  Additions to other assets                                                 (238,884)          (225,178)
                                                                        ------------        -----------
          Net cash provided by (used in) investing activities             (1,736,625)            17,875
                                                                        ------------        -----------
Cash flows from financing activities:
  Net decrease in borrowings under line of credit                              -               (575,000)
  Proceeds from issuance of long-term debt                                     -                900,000
  Payments on long-term debt and capital leases                             (190,565)          (239,485)
  Proceeds from issuance of common stock, net of issuance costs           26,318,296                478
  Deferred public offering charges offset against public offering
    proceeds                                                                 333,430              -
  Proceeds from issuance of preferred stock and common stock
    warrants, net of issuance costs                                            -             10,255,522
  Proceeds from option payment                                                 -              1,500,000
  Cash paid in lieu of fractional shares of common stock                      (1,234)             -
                                                                        ------------        -----------
          Net cash provided by financing activities                       26,459,927         11,841,515
                                                                        ------------        -----------
Net increase in cash and cash equivalents                                 13,258,086          4,780,713

Cash and cash equivalents, beginning of period                             4,921,700            119,468
                                                                        ------------        -----------
Cash and cash equivalents, end of period                              $   18,179,786      $   4,900,181
                                                                        ============        ===========
                                                                                           (Continued)

INNOTECH, INC.

--------------------------------------------------------------------------------

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                           ---------------------------
                                                                              1996             1995
                                                                              ----             ----
                                                                                  (Unaudited)
Supplemental disclosures of cash flows information:
     Cash paid for interest                                              $   305,564      $   632,564
                                                                          ===========      ===========


     Noncash transactions:
      A capital lease obligation of $560,125 was incurred in 1995 when the Company entered into a sale/leaseback agreement. The deferred loss of $36,340 was recorded as an other noncurrent asset.

      55,725 shares of common stock and a note payable for $240,000 were issued in 1995 to satisfy accrued litigation costs.

      Long-term debt of $2,521,732, with related accrued interest payable of $31,536, was converted into a combination of 40,000 shares and 215,327 shares of Series C Convertible, Redeemable Preferred
       Stock and Series D Convertible, Redeemable Preferred Stock, respectively, in 1995.

      397,955 shares of Series C Convertible, Redeemable Preferred Stock, with accrued dividends thereon of $205,694, were exchanged for 418,525 shares of Series D Convertible, Redeemable Preferred
       Stock in 1995.



      See accompanying condensed notes to condensed financial statements.

                                                               DRAFT
                                                    FOR DISCUSSION PURPOSES ONLY

INNOTECH, INC.

Condensed Notes to Condensed Financial Statements

Nine Months Ended September 30, 1996 and 1995

(Unaudited)

================================================================================

(1)   General
      -------

      The accompanying unaudited condensed financial statements of Innotech, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The unaudited condensed financial statements and condensed notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes to financial statements.


(2)   Stockholders' Equity
      --------------------

      Common Stock Subject to Put/Call Agreement:

      Effective July 19, 1996, the Company and its Chairman and Chief Executive Officer (CEO) entered into a Put/Call Agreement (Agreement). This Agreement provides for the sale by the Company's CEO and his permitted assigns to the Company and for the purchase by the Company from the Company's CEO of an aggregate of 85,000 shares of common stock. The exercise price for the put and call is $9.8125 per share. The put and call options of the Company's CEO and the Company pursuant to such Agreement became exercisable on September 11, 1996 and expire on September 10, 1997. The aggregate exercise price of $834,063 has been removed from stockholders' equity and reflected as common stock subject to put/call agreement on the September 30, 1996 balance sheet.

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

                                                                     (Continued)

INNOTECH, INC.

(Unaudited)

================================================================================

(2)   Stockholders' Equity - (continued)
      --------------------

      Convertible, Redeemable Preferred Stock (Series D Stock) (collectively, Preferred Stock) until March 20, 1996. On March 20, 1996, upon the consummation of the Company's initial public offering of common stock (see note 6), all outstanding shares of Preferred Stock and accrued dividends thereon, as defined, were converted into common stock. In addition, the Company filed an amendment to its Amended and Restated Certificate of Incorporation which deleted the provisions regarding the rights, preferences and privileges of the Preferred Stock, and replaced them with a provision that enables the Board of Directors of the Company to issue up to the authorized 5,000,000 shares of preferred stock at its discretion.

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

                                                                     (Continued)

INNOTECH, INC.

(Unaudited)


(3)   Stock Options and Warrants - (continued)
      --------------------------

      The aggregate number of shares under option pursuant to these agreements was as follows:

                                                        Number       Option Price
                                                      of Shares        Per Share
                                                      ---------        ---------
      Options outstanding at December 31, 1995        1,363,269     $  .0079-16.4260
      Exercised                                         (40,592)    $  .0079-6.556
      Expired                                           (10,103)    $  6.556
                                                      ---------

      Options outstanding at September 30, 1996       1,312,574     $  .0079-16.4260
                                                      =========

      Generally, options vest within one to five years of the grant date. Options exercisable at September 30, 1996 and December 31, 1995 were 982,897 and 418,772, respectively.

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

      Deferred compensation at December 31, 1995 will be amortized as compensation expense, based on vesting provisions, as follows:

                 Years ending December 31,
                           1996                  $   441,195
                           1997                      427,043
                           1998                      398,738
                           1999                      398,738
                           2000                      271,739
                                                   ---------

                                 Total           $ 1,937,453
                                                   =========

                                                                     (Continued)

INNOTECH, INC.

(Unaudited)

================================================================================

(3)   Stock Options and Warrants - (continued)
      --------------------------

      Warrants:

      A summary of detachable warrants outstanding at September 30, 1996 is presented below:

     Warrant                    Equivalent   Exercise Price     Expiration
      Class          Type         Shares       per Share           Date
      -----          ----         ------       ---------           ----

        B        Common Stock     23,415        $ 21.35       January 30, 1999
        D        Common Stock     63,308        $ 6.556         March 31, 2004
        G        Common Stock      1,175        $0.0079     September 23, 2004
        H        Common Stock        679        $ 0.079       December 1, 1996
        I        Common Stock     16,881        $0.0079         March 29, 2005
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
                      495,945             September 30, 2007
                    1,849,550             September 30, 2008
                    6,609,798             September 30, 2009
                    2,613,567             December 31, 2009
                    9,701,478             December 31, 2010
                    ---------

                 $ 21,272,437
                   ==========

      Previous securities transactions have resulted in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. The Company's ability to use its NOLs existing at the time of such ownership change to offset its taxable income, if any, generated in future taxable periods is subject to an annual limitation. The public offering (see note 6) resulted in an additional Section 382 ownership change. This further limits the ability of the Company to use its NOLs to offset any future taxable income. The change in ownership provisions of
      Section 382 do not have any impact on the expiration dates of the NOLs.

INNOTECH, INC.

(Unaudited)

================================================================================

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

      The Company is subject to environmental laws and regulations at both the federal and state levels. At September 30, 1996, the Company is not aware of any material violations or areas of noncompliance with respect to federal and state laws and regulations covering environmental matters. In the opinion of management, any costs incurred resulting from existing environmental matters will not have a material adverse effect on the Company's financial position or results of operations.


(6)   Public Offering
      ---------------

      In December 1995, the Company's Board of Directors authorized the filing of a registration statement for a public offering of the Company's common stock. On March 20, 1996, the Company consummated a public offering of 3,000,000 shares of the Company's common stock and received net proceeds of approximately $26,255,000.


(7)   Subsequent Event
      ----------------

      On October 15, 1996, the Company consummated the purchase of a warrant (the Warrant) to acquire 150,000 units of Prism Opthalmics, L.L.C. (Prism) and the purchase of an option (the Option) to acquire all of the outstanding equity interests of Prism. The Company paid to Prism a purchase price of $1,165,000 for the Warrant, which is exercisable at any time on or before December 31, 2001, at the exercise price of $.001 per unit. The purchase price for the Option was $400,000 and, if exercised, will require an additional payment of $5,000,000 for the acquisition by the Company of all of the outstanding equity interest of Prism.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

Net sales. Total net sales increased by $1,132,000, or 66%, to $2,840,000 for the quarter ended September 30, 1996 from $1,708,000 for the quarter ended September 30, 1995. This increase was due to a significant volume increase in sales of consumables as well as an increase in the number of Excalibur Systems sold by the Company. Net sales for the quarter ended September 30, 1995 were adversely affected by the Company's weakened liquidity condition, which impaired its ability to maintain desired levels of inventory and limited spending on sales and marketing efforts. With the completion of 1995 third and fourth quarter financing closings and the initial public offering in March 1996, the Company's liquidity position has significantly improved, allowing the Company to acquire inventory to fulfill order backlogs, resume and increase selling and marketing programs and expand the number of sales personnel. The Company believes that these actions have had a positive impact upon sales and should continue to have a positive impact in the future, although there can be no assurance regarding such future impact.

A substantial portion of the Company's quarterly sales were derived from one customer. The loss of these sales would have a material adverse effect upon the Company's business and operating results and there can be no assurance that such customer will continue to place orders with the Company for consumables or Excalibur Systems in the amount or magnitude of those occurring in the third quarter of 1996. The Company expects that sales of Excalibur Systems and, to a lesser extent, consumables to such customer will decrease from their prior levels as the Company has materially fulfilled existing purchase orders for the customer. However, the Company does expect continuing orders, at reduced levels.

Net sales of consumables increased $878,000, or 117%, to $1,629,000 for the quarter ended September 30, 1996 from $751,000 for the quarter ended
September 30, 1995. This increase in net sales of consumables was primarily attributable to increased demand resulting from orders generated from a single large optical retailer, an increase in the total installed base of Excalibur Systems and the introduction of new consumables products, most of which were higher-priced premium products, such as PhotoPlastics(TM) and enhancements of existing products.

Net sales of Excalibur Systems increased $254,000, or 27%, to $1,211,000 for the quarter ended September 30, 1996 from $957,000 for the quarter ended
September 30, 1995. Although there was a 43% increase in the number of Excalibur Systems sold by the Company in the current quarter, this was offset by further price decreases for Excalibur Systems in the current quarter, in connection with the Company's marketing strategy of increasing market penetration by reducing the price of the Excalibur System and thereby increasing and accelerating demand for consumables. Growth in Excalibur System unit sales during the quarter ended September 30, 1996 was in large part due to fulfilling orders from a single large optical retailer.

A significant portion of the Company's 1996 third quarter sales were derived internationally. Conducting business outside of the United States is typically subject to certain risks, including currency exchange fluctuations and their (possibly adverse) effect on demand.

Gross profit. Gross profit for the quarter ended September 30, 1996 of $659,000 was $271,000, or 70%, greater than the quarter ended September 30, 1995. Gross profit margin increased 2.22% to 23.2% for the quarter ended September 30, 1996 from 22.7% for the corresponding quarter in 1995. The increase in gross profit was due to the increase in sales of consumables, which included an increase in the sale of higher-margin consumables. This increase in gross profit was partially offset by a decrease in gross profit on Excalibur Systems. The increase in gross profit margin was primarily due to reduced overhead costs per unit and manufacturing efficiencies achieved in the production of Power Plates and increased sales of higher-margin consumable products, offset in part by the start-up costs of lens casting operations at the Petersburg Power Plate manufacturing facility. The gross profit margin on Excalibur Systems declined during the third quarter of 1996 from the third quarter of 1995 due to the lower sales price of the Excalibur System. The reduction in the sales price of the Excalibur System is consistent with the
Company's marketing strategy.   However, the gross profit and gross profit
margin have been in the past, and gross margin will be in the future, adversely affected by the reduction of the sales price of the Excalibur System in connection with the implementation of the Company's marketing strategy.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $544,000, or 23%, to $2,874,000 for the quarter ended September 30, 1996 from $2,330,000 for the quarter ended September 30, 1995. The increase was primarily attributable to the implementation of planned growth in the Company's sales and marketing departments. The number of employees related to this function increased by 16, or 28%, to 74 for the quarter ended September 30, 1996 from 58 for the quarter ended September 30, 1995. This increase was attributable to the sales force build-up, commenced in the first quarter of 1996, necessary to accommodate the current and expected future sales volumes of Excalibur Systems and consumables.

In connection with common stock options granted to executive officers during 1995 having exercise prices below the estimated fair value of the common stock, the Company has incurred compensation expense of approximately $134,000 in the third quarter of 1996, and expects to incur compensation expense of approximately $100,000 in each fiscal quarter until the third quarter of fiscal year 2000, as such options vest. Such expense would increase during a particular quarter if the vesting of such stock options were to accelerate during that period upon the occurrence of certain events.

Research and development costs. Research and development costs increased $162,000, or 44%, to $531,000 for the quarter ended September 30, 1996 from $369,000 for the quarter ended September 30, 1995. This increase was primarily attributable to increased development and testing of new consumables products planned for release in future periods, and enhancements of the Excalibur System.

Other income (deductions), net. Other income (deductions), net increased $379,000 to $123,000 for the quarter ended September 30, 1996 from $(256,000) for the quarter ended September 30, 1995. The increase was primarily the result of an increase in interest income resulting from investment of proceeds from the initial public offering in March 1996 as well as a decrease in interest expense due to lower levels of debt outstanding in 1996 as compared to 1995. Interest expense for the quarters ended September 30, 1996 and 1995 was inclusive of noncash interest expense of $23,000 and $35,000, respectively, for the amortization of debt discounts related to the issuances of common stock warrants with exercise prices below the common stock's estimated fair value in connection with debt incurred during 1995 and 1994.

Net Loss. The Company's net loss decreased $337,000, or 11%, to $2,623,000 for the quarter ended September 30, 1996 from $2,960,000 for the quarter ended September 30, 1995. The decrease in net loss is due to the factors discussed above, but principally due to an extraordinary loss of $393,000 incurred in the quarter ended September 30, 1995 in connection with the extinguishment of certain debt, consisting of the write-off of unamortized discounts on such debt and the unamortized portion of debt issuance costs.

Nine Months Ended September 30, 1996 and 1995

Net sales. Total net sales increased by $2,900,000, or 64%, to $7,420,000 for the nine months ended September 30, 1996 from $4,520,000 for the nine months ended September 30, 1995. This increase was due to a significant volume increase in sales of consumables as well as an increase in the number of Excalibur Systems sold by the Company. Net sales for the nine months ended September 30, 1995 were adversely affected by the Company's weakened liquidity condition, which impaired its ability to maintain desired levels of inventory and limited spending on sales and marketing efforts. With the completion of 1995 third and fourth quarter financing closings and the initial public offering in March 1996, the Company's liquidity position has significantly improved, allowing the Company to acquire inventory to fulfill order backlogs, resume and increase selling and marketing programs and expand the number of sales personnel. The Company believes that these actions have had a positive impact upon sales and should continue to have a positive impact in the future, although there can be no assurance regarding such future impact.

A substantial portion of the Company's year-to-date sales were derived from one customer. The loss of these sales would have a material adverse effect upon the Company's business and operating results and there can be no assurance that such customer will continue to place orders with the Company for consumables or Excalibur Systems in the amount or magnitude of those occurring in the first three quarters of 1996. The Company expects that sales of Excalibur Systems, and to a lesser extent, consumables to such customer will decrease from their prior levels as the Company has materially fulfilled existing purchase orders for the customer. However, the Company does expect continuing orders, at reduced levels.

Net sales of consumables increased $2,087,000, or 110%, to $3,984,000 for the nine months ended September 30, 1996 from $1,897,000 for the nine months ended September 30, 1995. This increase in net sales of consumables was primarily attributable to increased demand resulting from orders generated from a single large optical retailer, an increase in the total installed base of Excalibur Systems and the introduction of new consumables products, most of which were higher-margin premium products, such as PhotoPlastics(TM) and enhancements of existing products.

Net sales of Excalibur Systems increased $813,000, or 31%, to $3,436,000 for the nine months ended September 30, 1996 from $2,623,000 for the nine months ended September 30, 1995. This sales growth was due to a 58% increase in the number of Excalibur Systems sold by the Company in the nine-month period, offset in part by further price decreases for Excalibur Systems during the first three quarters of 1996, in connection with the Company's marketing strategy of increasing market penetration by reducing the price of the Excalibur System, and thereby increasing and accelerating demand for consumables. Growth in Excalibur System unit sales during the nine months ended September 30, 1996 versus the corresponding period in 1995 was principally due to fulfilling orders from a single large optical retailer.

A significant portion of the Company's 1996 year-to-date sales were derived internationally. Conducting business outside of the United States is typically subject to certain risks, including currency exchange fluctuations and their (possibly adverse) effect on demand.

Gross profit. Gross profit for the nine months ended September 30, 1996 of $1,685,000 was $903,000, or 115%, greater than the nine months ended September 30, 1995. Gross profit margin increased 31% to 22.7% for the nine months ended September 30, 1996 from 17.3% for the corresponding period in 1995. The increase in gross profit was due to the increase in sales of consumables, which included an increase in the sale of higher-margin consumables, as well as the increased sales of Excalibur Systems. The increase in gross profit margin was primarily due to reduced overhead costs per unit and manufacturing efficiencies achieved in the production of Power Plates and increased sales of higher-margin products, offset in part by the start-up costs of lens casting operations at the Petersburg Power Plate manufacturing facility. The gross profit margin on Excalibur Systems improved during the first nine months of 1996 over the first nine months of 1995 due also to the in-house assembly of the chamber, which during the first six months of 1995 was still being assembled outside of the Company. The gross profit margin was further enhanced by the additional sales of mold products which are higher margin products. However, the gross profit and gross profit margin have been in the past, and gross profit margins will be in the future, adversely affected by the reduction of the sales price of the Excalibur System in connection with the implementation of the Company's marketing strategy.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,932,000, or 54%, to $8,392,000 for the nine months ended September 30, 1996 from $5,460,000 for the nine months ended September 30, 1995. The increase was primarily attributable to the implementation of planned growth in the Company's sales and marketing departments. The number of employees related to this function increased by 16, or 28%, to 74 for the nine months ended September 30, 1996 from 58 for the nine months ended September 30, 1995. This increase was attributable to the sales force build-up, commenced in the first quarter of 1996, necessary to accommodate the current and expected future sales volumes of Excalibur Systems and consumables.

In connection with common stock options granted to executive officers during 1995 having exercise prices below the estimated fair value of the common stock, the Company has incurred compensation expense of approximately $354,000 for the first nine months of 1996, and expects to incur compensation expense of approximately $100,000 in each fiscal quarter, until the third quarter of fiscal year 2000, as such options vest. Such expense would increase during a particular quarter if the vesting of such stock options were to accelerate during that period upon the occurrence of certain events.

Research and development costs. Research and development costs increased $440,000, or 38%, to $1,604,000 for the nine months ended September 30, 1996 from $1,164,000 for the nine months ended September 30, 1995. This increase was primarily attributable to increased development and testing of new consumables products planned for release in future periods and enhancements of the Excalibur System.

Other income (deductions), net. Other income (deductions), net increased $1,290,000 to $247,000 for the nine months ended September 30, 1996 from $(1,043,000) for the nine months ended September 30, 1995. The increase was primarily the result of a decrease in interest expense due to lower levels of debt outstanding in 1996 as compared to 1995 as well as an increase in interest income resulting from investment of proceeds from the initial public offering in March 1996. Interest expense for the nine months ended September 30, 1996 and 1995 was inclusive of noncash interest expense of $69,000 and $296,000, respectively, for the amortization of debt discounts related to the issuances of common stock warrants with exercise prices below the common stock's estimated fair value in connection with debt incurred during 1995 and 1994.

Net Loss. The Company's net loss increased $788,000, or 11%, to $8,064,000 for the nine months ended September 30, 1996 from $7,276,000 for the nine months ended September 30, 1995 due to the factors discussed above, and an extraordinary loss of $393,000 incurred in the nine months ended September 30, 1995 in connection with the extinguishment of certain debt, consisting of the write-off of unamortized discounts on such debt and the unamortized portion of debt issuance costs.

Liquidity and Capital Resources. As of September 30, 1996, the Company had cash and cash equivalents and working capital of approximately $18,180,000 and $24,163,000, respectively. During the quarter ended March 31, 1996, the Company completed an initial public offering with net cash proceeds received of approximately $26,255,000. In conjunction with the Company's plan, capital expenditures and inventory build-up for the nine months ended September 30, 1996 were $1,510,000 and $2,656,000, respectively. Cash usage for the period consisted of $11,465,000 to fund operating activities, $1,737,000 for investing activities (primarily property and equipment) and $3,745,000 to pay issuance costs associated with the initial public offering.

Effective July 19, 1996, the Company and Dr. Ronald Blum, the Company's Chairman and Chief Executive Officer, entered into a Put/Call Agreement. This Agreement provides for the sale by Dr. Blum and his permitted assigns to the Company and for the purchase by the Company from Dr. Blum of an aggregate of 85,000 shares of Common Stock. The exercise price for the put and call is $9.81 per share. The options of Dr. Blum and the Company pursuant to such Agreement are currently exercisable and expire on September 10, 1997. The Company does not believe that the exercise, if any, of these options will have a material adverse effect on its liquidity.

On October 15, 1996, the Company consummated the purchase of a warrant (the "Warrant") to acquire 150,000 units of Prism Ophthalmics, L.L.C. ("Prism") and the purchase of an option (the "Option") to acquire all of the outstanding equity interests of Prism. Prism is a newly created entity which owns a U.S. patent and has filed two patent applications for lenses which are surgically implanted in the eye and are designed to improve central field loss, a cause of blindness. The Company paid to Prism a purchase price of $1,165,000 for the Warrant, which is exercisable at any time on or before December 31, 2001, at the exercise price of $.001 per unit. The purchase price for the Option was $400,000, and, if exercised, will require an additional payment of $5,000,000 for the acquisition by the Company of all of the outstanding equity interest of Prism. The purchase price for the Warrant and Option is intended to be used solely by Prism for development and commercialization of Prism's proprietary technology. Amitava Gupta, Ph.D., the Executive Vice President, Engineering, Research and Development and a director of the Company, and his wife are the owners of approximately 46% of the outstanding units of Prism.

The Company expects that its capital requirements will increase in the future depending on numerous factors, including but not limited to the market penetration of Excalibur Systems, growth in sales of consumables, expansion of its manufacturing capabilities, success of the Company's research and development efforts, additional costs associated with the potential commercialization of products under development, the exercise of the put or call under the Put/Call Agreement and the exercising of the Option to acquire Prism. The Company expects that its capital expenditures for the remainder of 1996 will total approximately $850,000, primarily in connection with the establishment and operation of its consumables manufacturing facilities.

The Company anticipates that its existing capital resources and anticipated cash flows from planned operations, together with the interest income earned on the investment of the proceeds from the initial public offering in March 1996, will be adequate to satisfy its capital requirements through 1997. There can be no assurance, however, that the Company will ever generate significant revenues or achieve profitability. If the Company exercises the Option to acquire Prism, or if during 1997 the Company fails to generate sufficient sales and gross margin from its operations, it is likely that the Company would require additional external financing. At this time, the Company has no committed external sources of capital.

Seasonality. The Company's business is somewhat seasonal, with first quarter and third quarter results generally stronger than the other two quarters.

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of consumables and Excalibur Systems, gross profit, gross profit margin, as well as the need for future capital. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-Q include, among others, potential customers' acceptance of the Company's products, changes in the Company's marketing strategy and business plan, development and/or acceptance of the competitive products by others, the continued ability of the Company to develop and market new and differentiated plastic lens products, competitive factors and the successful and efficient manufacture of consumables at the Company's facilities.

New Accounting Standards. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of (SFAS 121). SFAS 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 on January 1, 1996; the adoption of SFAS 121 did not have a material impact on the Company's financial statements for the nine months ended September 30, 1996.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company plans to retain the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, for recognizing stock-based compensation in the financial statements. Management believes the adoption of SFAS 123 will not have a material impact on the Company's financial position or results of operations; however, the Company is still evaluating the new disclosure requirements under SFAS 123.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


   (a)                EXHIBIT INDEX
                      -------------

       Exhibit
       -------

         11   Computation of Net Loss and Pro Forma Net Loss
               Per Common Share

         27   Financial Data Schedule


   (b) Reports on Form 8-K filed during the three months ended September 30, 1996.

        None.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INNOTECH, INC.
                                            (Registrant)



Date:  November 13, 1996        /s/Ronald D. Blum
                                -----------------------------------------------
                                Ronald D. Blum
                                Chairman of the Board and Chief Executive
                                Officer
                                (principal executive officer)



Date:  November 13, 1996        /s/Steven A. Bennington
                                -----------------------------------------------
                                Steven A. Bennington
                                President and Chief Operating Officer
                                (principal financial and accounting officer)