Form 10-K
period 1996-12-31
INNOTECH INC
filed 1997-03-31
CIK 50587

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number:  0-27746

                                INNOTECH, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                               54-1560349
   (State or other jurisdiction of                              (I.R.S. employer
    incorporation or organization)                           identification no.)

  5568 AIRPORT ROAD, ROANOKE, VIRGINIA                                     24012
(Address of principal executive offices)                              (Zip Code)

      Registrant's telephone number, including area code:  (540) 362-2020

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 28, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $0.

As of March 28, 1997, 8,956,096 shares of the Registrant's Common Stock were outstanding.

                                INNOTECH, INC.

                          ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                    PART I

ITEM 1.        BUSINESS

GENERAL

               Innotech, Inc., a Delaware corporation ("Innotech" or the "Company"), develops, manufactures and sells lens casting fabrication systems that enable optometrists, opticians, ophthalmologists and other optical retailers to custom fabricate high-quality multifocal and single vision plastic eyeglass lenses at the point of sale more cost-effectively and quickly than traditional channels of distribution. The Company's system (the "Excalibur System"), which is based upon its patented SurfaceCasting technology, is capable of fabricating millions of different lenses of various styles, materials and prescriptions that the Company believes constitute a substantial majority of the standard hard plastic multifocal and single vision prescriptions generally dispensed. The Company has sold over 850 Excalibur Systems worldwide since the Excalibur System was introduced in May 1993.

               Innotech also sells single vision optics ("Power Plates") and polymerizable resins ("resins" and, together with Power Plates, "consumables") for use in the Excalibur System. The consumables create a recurring revenue stream for the Company as customers replenish the consumables used in the Excalibur System. Because of the proprietary nature of the consumables and the Company's numerous patents covering its technology, Innotech anticipates that it will be the sole source of supply for the consumables. The Excalibur System can fabricate both clear and photochromic single vision, bifocal and progressive addition lenses. Innotech also is developing additional premium-priced consumables for use in the Excalibur System. See "--Products" and "--Research and Development."

               Innotech was incorporated in Delaware in November 1992. The Company's predecessor was incorporated in Virginia in October 1990 and was merged into the Company in December 1992. The Company's principal executive offices are located at 5568 Airport Road, Roanoke, Virginia 24012, and its telephone number is (540) 362-2020.

RECENT DEVELOPMENTS

               On February 10, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Johnson & Johnson (the "Parent") and INO Acquisition Corp., a wholly owned subsidiary of Johnson & Johnson (the "Purchaser"), which provided for the acquisition of all of the common stock of the Company at a price of $13.75 per share, payable in cash. Under the terms of the Merger Agreement, on February 18, 1997, the Purchaser commenced a tender offer to purchase all of the outstanding shares of the Company's common stock not already owned by the Parent, the Purchaser or any other subsidiary of the Parent at a cash price of $13.75 per share (the "Offer"). The Merger Agreement provided that, subject to the satisfaction of certain conditions, the Offer would be followed by a merger of the Purchaser with and into the Company, in which case those shares that were not purchased in the Offer (other than shares held in the Company's treasury, by the Parent, the Purchaser or any other subsidiary of the Parent, or by stockholders duly exercising appraisal rights as provided by Delaware law) would be converted into the right to receive in cash the price paid per share pursuant to the Offer (the "Merger"). The Offer expired on March 17, 1997, and the Purchaser acquired and paid for an aggregate of 8,422,121 shares of common stock pursuant to the terms of the Offer. Following the termination of the Offer, the Parent owned indirectly approximately 99% of the outstanding common stock, including shares previously owned by another subsidiary of the Parent. In accordance with the Merger Agreement and the Delaware General Corporation Law, the Purchaser merged with and into the Company on March 21, 1997, and the Company became a wholly owned subsidiary of the Parent.

               The Merger Agreement provided that during the term of the Merger Agreement, the Company would carry on its business in the ordinary course and use all reasonable efforts to preserve intact its business organization, keep available the services of its current officers and employees and preserve its relationships with customers, suppliers, licensors, licensees, distributors and others having business dealings with it. Pursuant to the Merger Agreement, the Company was prohibited from taking certain actions prior to the effective date of the Merger without the Parent's prior written consent including, but not limited to, making capital expenditures in excess of certain amounts and entering into any agreements or understandings relating to the distribution, sale or marketing by third parties of the Company's products. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

               Simultaneously with entering into the Merger Agreement, Dr. Ronald D. Blum, the Chairman of the Board of Directors of the Company, Chief Executive Officer and Secretary of the Company, Chase Venture Capital Associates, L.P. ("CVCA") and CIBC Wood Gundy Ventures, Inc. ("CIBC"), the Parent and the Purchaser entered into a Stockholder Agreement, dated as of February 10, 1997 (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, each of Dr. Blum, CVCA and CIBC agreed to sell or tender pursuant to the Offer, and the Purchaser agreed to purchase, all 3,331,608 shares of outstanding common stock of the Company owned by them, representing approximately 37% of the outstanding shares on February 10, 1997, at a price per share equal to $13.75. The Purchaser acquired from Dr. Blum, CVCA and CIBC an aggregate of 3,331,608 shares of common stock on or about March 18, 1997, pursuant to the terms of the Stockholder Agreement.

               The Company's plans, intentions and business strategies set forth in this Annual Report on Form 10-K may be modified, supplemented and/or abandoned by the Parent following the Merger.

THE EXCALIBUR SYSTEM AND SURFACECASTING

               The Company's business strategy is to increase sales and achieve profitability through the continued development and commercialization of the Company's patented SurfaceCasting technology and related patented and proprietary Power Plates, resins, and other lens products. The Company intends to pursue this strategy by (i) attempting to increase sales of Excalibur Systems, (ii) attempting to increase sales of consumables and (iii) further commercializing the Company's new products developed through its research and development efforts. The Company is also developing eyeglass lens products to be sold or licensed independently of the Excalibur System, including advanced lens products and materials that could be sold to wholesale lens laboratories or licensed to others.

               The Excalibur Systems are used by eyewear dispensers to fabricate plastic eyeglass lenses at the point of sale using the Company's patented SurfaceCasting technology. The following steps are taken to fabricate lenses in the Excalibur System:

               (1) the operator selects the appropriate Power Plates for the lenses based upon the distance power of the prescription (including spherical and astigmatic power, if any);

               (2) the operator selects the appropriate proprietary glass molds which incorporate the bifocal, progressive addition or single vision optics required by the prescription;

               (3) the Power Plates are positioned onto the molds;

               (4) the operator inputs the prescription and the type of lenses to be fabricated into the computerized curing chamber and dispenses the resin from the cartridge onto the molds;

               (5) the mold, resin and Power Plate assembly are placed in the curing chamber; and

               (6) following the completion of the curing cycle, the mold assembly is withdrawn from the curing chamber and the finished lenses are separated from the reusable molds.

               During the curing cycle, ultraviolet radiation and heat are applied to cure the resin, which bonds to each Power Plate and forms a hard, cured optical layer that has the appropriate distance and bifocal or progressive add powers on its convex surface. The fabrication process produces high-quality plastic lenses in approximately 25 to 50 minutes (depending upon the lens material and type), including estimated preparation time.

               Eyewear dispensers using the Excalibur System are able to fabricate plastic progressive addition lenses (no-line bifocal lenses) on site in less than one hour for a materials cost of approximately $19.95 per pair for lenses made of standard plastic lens materials (excluding the cost of capital equipment), whereas eyewear dispensers who purchase standard plastic uncut progressive addition lenses from wholesale lens laboratories pay prices generally ranging from $30 to $80 per pair. Excalibur System users are able to bypass the wholesale lens laboratory, thereby reducing their cost of sales. In addition, because eyewear dispensers are able to bypass wholesale laboratories, they are able to improve customer service as a result of the reduced time required to deliver finished eyeglasses to the consumer.

               Multifocal lenses (e.g., bifocals and progressive addition lenses) must be custom made for the particular lens material, prescription, add power and astigmatism of each customer, and a full inventory of finished multifocal lenses would require, in theory, millions of finished lenses to be stocked. As a result, neither wholesale lens laboratories nor eyewear dispensers maintain a full inventory of finished multifocal lenses in stock. The standard Excalibur System is capable of fabricating in excess of eight million different lenses of various styles, materials and prescriptions with a relatively low level of consumables inventory, requiring significantly less storage space than what would be required to keep a comprehensive inventory of such finished lenses in stock.

PRODUCTS

               The Company sells the Excalibur System which includes the desktop computerized curing chamber, Power Plates, resin cartridges, reusable glass molds and other related accessories. The Excalibur System is capable of fabricating clear and photochromic lenses (which automatically darken when exposed to sunlight) in the form of progressive addition, bifocal and single vision lenses. Most of the Power Plates and resins recently sold by the Company, however, are used to fabricate clear progressive addition lenses and bifocal lenses.

               In 1996, the Company introduced an improved personal computer-based curing chamber which improves the automation of the Company's previous curing chambers. The improved chamber includes an internal modem, solid state electronics, a universal power supply which is capable of operating the chamber worldwide and an optical wand for reading bar codes from consumables packaging.

               The Company sells three types of Power Plates and six types of resins that are used in the Excalibur System to fabricate such lenses. Resins are sold in pre-packaged plastic cartridges which are inserted into the dispenser located on the front of the curing chamber. Presently, Power Plates for nonphotochromic lenses are made from CR-39, a standard hard plastic lens resin, and high index plastic materials. High index materials produce thinner and lighter lenses and have a higher refractive index than CR-39. Power Plates for PhotoPlastic lenses, the Company's current photochromic lenses, are made from CR-307, an advanced plastic lens resin. CR-39(R) and CR-307(R) are registered trademarks of PPG Industries, Inc. In 1996, the Company introduced several new consumables products based upon advanced lens materials that can be used to fabricate additional premium plastic lens products. These included high index lenses (with a refractive index of 1.57) marketed under the name LiteVue, and progressive addition lenses incorporating an advanced design marketed under the name Innotech Crystal.

               The current list price of the Excalibur System is $19,950. Power Plates and cartridges containing resins, marketed under the name Genesis, are sold separately from the Excalibur Systems. Power Plates range in price from approximately $8.30 per pair to $35.00 per pair, depending upon the plastic lens materials used. The standard package of Power Plates and resins inventory supplied with the Excalibur System has a list price of approximately $4,000. The prices for the Excalibur Systems and consumables may increase or decrease depending upon certain factors, including the volume of purchases. Glass molds used in the Excalibur Systems can be purchased from the Company if they break or become worn or scratched.

               In the United States, the Company owns 12 issued patents and one patent application that has been allowed, and has 17 patent applications pending relating to its current and future SurfaceCasting eyeglass lens products and processes. The Company also owns several patents in foreign countries and has filed numerous patent applications abroad. The SurfaceCasting process and the Company's resin formulations, Power Plates and molds used in the Excalibur System incorporate the Company's proprietary technology. As a result of the Company's intellectual property rights, the Company anticipates that it will be the sole source of supply of consumables for users of the Excalibur System. See "--Patents, Trademarks and Proprietary Information." The Company also expects to obtain recurring revenues, to a lesser extent, from sales of additional molds for use in the fabrication process as well as sales of maintenance contracts for the Excalibur Systems in the future.

RESEARCH AND DEVELOPMENT

               The Company has invested and continues to invest substantially in research and development activities in order to introduce new and innovative premium consumables, improve and expand existing consumables product lines, develop eyeglass lens products which can be sold independently from the Excalibur System and reduce manufacturing costs related to its products.

               For the years ended December 31, 1996, 1995, and 1994, the Company spent approximately $2,186,000, $1,830,000, and $1,732,000, respectively, on research and development activities, net. In 1995, the Company received $160,000 under research and development agreements which was used to offset research and development costs.

               Plastic photochromic lenses, introduced in 1990, were estimated to have accounted for in excess of 15% of all plastic lenses sold in the United States in 1996. The market share attained by photochromic lenses since their introduction in 1990 has been mostly at the expense of glass photochromic lenses. The plastic photochromic lenses currently made by the Company and most other lens manufacturers require processing by third parties. The Company is developing a proprietary photochromic lens, to be marketed under the name PhotoShades, to be fabricated in the Excalibur System using conventional hard plastic lens resins such as CR-39, as well as high index and polycarbonate lens materials. Polycarbonate lenses have certain advantages over lenses made of CR-39, including a higher refractive index and superior impact resistance and, as a result, polycarbonate lenses are popular choices for children and athletes. The Company believes that these photochromic lens products would represent new products that are not currently available from other lens manufacturers.

               Development efforts are also directed toward reducing manufacturing costs, continuing improvements in the curing chamber's design and increasing the Excalibur System's level of automation.

               In the future, the Company also plans to conduct further research in an effort to adapt its SurfaceCasting technology to commercialize a custom-fit bifocal contact lens, which would provide toric correction as well as precise bifocal positioning. The Company has been granted four patents in the United States pertaining to manufacturing methods for SurfaceCasting multifocal contact lenses. The Company may seek a joint venture partner for the development of a commercial product, and any contact lens used for such a product is anticipated to be supplied by existing contact lens manufacturers that have previously obtained from the United States Food and

Drug Administration (the "FDA") approval for their contact lens products.

               In 1996, the Company purchased a warrant to acquire 15% of the outstanding units of Prism Ophthalmics, L.L.C. ("Prism") and an option to acquire all of the outstanding equity interests of Prism. Prism, formed in 1996, owns a United States patent and two patent applications for lenses which are surgically implanted in the eye and are designed to improve central field loss, a cause of blindness. Prism is researching and developing a commercial product based upon its technology. See "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Executive Vice President of Engineering, Research and Development, and a director of the Company, and his wife are the owners of approximately 46% of the outstanding equity interests of Prism. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Commercialization of contact lenses and/or surgically implanted lenses will require substantial additional research and will require premarket notice to or premarket approval by the FDA.

               In August 1995, Innotech entered into an agreement with Corning Incorporated to develop jointly a technology for manufacturing lenses made of standard and advanced lens materials. The agreement was terminated by mutual agreement. In August 1995, the Company also entered into an agreement with Benson Eyecare Corporation to market and sell photochromic eyeglass lenses made of advanced lens materials manufactured by the Company. Pursuant to its terms, such agreement was terminated.

SALES AND MARKETING

               Innotech markets and sells the Excalibur System and consumables directly to independent practitioners, such as optometrists, opticians and ophthalmologists, as well as to optical retail chains. The Company focuses its sales efforts on its estimated target market of 20,000 independent practitioners who generate annual sales of $250,000 or more at each dispensing location, sell on average at least five pairs of multifocal lenses each day and operate finishing equipment. At present, presbyopia (an increasing difficulty of the eye to accommodate both near and far vision) is the Company's principal vision correction market. The Company offers its Excalibur Systems through 23 employed sales representatives, and three international sales representatives. In general, the Company's sales representatives are opticians or have other prior experience in selling lens products in their market.

               The Company, in August 1995, began hiring a sales force to focus on selling consumables to users of Excalibur Systems. The consumables sales force, which presently consists of 12 representatives (most of whom are trained as opticians), is separate from the sales force that sells Excalibur Systems. The consumables sales representatives periodically visit Excalibur System users after the Excalibur System is purchased to obtain purchases of consumable reorders, to offer continuing product training, education on the benefits and capabilities of the Excalibur System and introduction of new products, and to provide other customer services. All sales representatives are paid salary and receive incentive compensation based upon their total sales.

               In addition to its direct sales force, the Company markets its products through trade show exhibits, direct mail, advertising and telemarketing. To a lesser extent, the Company uses public relations to create and maintain market awareness of its products. The Company sometimes refers potential customers to third-party leasing companies which provide financing to such customers. See Note 12 of the "Notes to the Company's Financial Statements." In 1997, the Company commenced a new marketing program which included the lease of the curing chamber and the consignment of consumables together with the requirement of a minimum monthly purchase of consumables.

               The Company has sold over 850 Excalibur Systems worldwide since the Excalibur System was introduced in May 1993. Excalibur Systems have been sold to and the Company's lenses are dispensed by several large optical retailers, such as Vision Express UK Ltd. and its affiliates (collectively, "Vision Express") and National Vision Associates Ltd. ("NVA"), which operates in Wal-Mart Stores, Inc. During the year ended December 31, 1996, sales to Vision Express and NVA accounted for approximately 30% and 1%, respectively, of the Company's net sales. During the year ended December 31, 1995, sales to NVA and Vision Express accounted for approximately 10% and 9%, respectively, of the Company's net sales. Sales to Texas State Optical, Inc. ("TSO") and NVA accounted for approximately 22% and 6%, respectively, of the Company's net sales for the year ended December 31, 1994. See Note 11 of the "Notes to the Company's Financial Statements." NVA and TSO were ranked seventh and eleventh, respectively, in optical retail sales in the United States in 1994. Vision Express is a large optical retailer in Europe. The loss of sales from Vision Express could have a material adverse effect upon the Company's business and results of operations. The Company also has sold Excalibur Systems to numerous independent optometrists, opticians and ophthalmologists.

               The Company's customers are located primarily throughout the United States. For the years ended December 31, 1996 and 1995, international sales accounted for approximately 36% and 13%, respectively, of the Company's net sales. International sales accounted for less than 10% of the Company's net sales for the year ended December 31, 1994.

               As of February 28, 1997 and February 15, 1996, the Company had firm orders for its products amounting to approximately $145,000 and $550,000, respectively.

INSTALLATION, SERVICE AND TRAINING

               The Company employs five technicians located in the United States and two technicians located in the United Kingdom who install and maintain Excalibur Systems for the Company's customers. Installation, maintenance and replacement parts for the Excalibur System during the first year and for the molds during the first 90 days following the sale are included in the purchase price of the Excalibur System. Training in the use and operation of the Excalibur System is also included in the purchase price. In the future, the Company may offer annual equipment maintenance contracts to customers for a fixed fee and charge customers without maintenance agreements for parts and labor. The Company maintains a toll-free telephone number for consumables orders, technical assistance and maintenance calls. The consumables sales force also provides technical support to Excalibur Systems owners. The Company warrants that, if customers follow certain procedures and protocols, its customers' patients will adapt to the Company's current progressive addition lens products and that its customers will be able to properly cast in the Excalibur System progressive addition and photochromic lens products.

MANUFACTURING

               Outside suppliers currently manufacture approximately 50% of the CR-39 Power Plates, almost all of the resins and all of the other components of the Excalibur System. The Company modifies all Power Plates, assembles the curing chamber, mold cabinets and accessories, and tests, inspects and packages all component parts of the Excalibur System at its facilities before delivery to its customers.

               In 1996, the Company established production operations in a leased facility to manufacture Power Plates and mix resins based on advanced lens materials as well as CR-39. The manufacture of consumables by the Company is subject to regulation and inspection from time to time by the FDA for compliance with Good Manufacturing Practice ("GMP"). Failure to comply with such regulations or delay in attaining compliance may adversely affect the Company's manufacturing activities and could result in, among other things, fines, recall or seizure of products and total or partial suspension of production. See "--Government Regulation."

               The principal materials and parts currently used by the Company in the production of the consumables and other components of the Excalibur System are standard and advanced plastic lens materials, specialized chemicals used in the SurfaceCasting resin, glass molds, motors, ultraviolet lamps, printed circuit boards, displays and other electrical components. The Company is at present substantially dependent upon suppliers from which it purchases most of the components and materials for the Excalibur System, consumables and molds. In general, the Company uses one separate supplier for each component and material. The Company believes that the components and materials currently used by it in the production of the consumables and the Excalibur System are available from a number of sources, except for progressive addition molds and the CR-307 lens materials. It could take in excess of six months to secure an alternative supplier of progressive addition molds in the event of the loss of the Company's current supplier. The Company presently attempts to maintain an inventory of not less than 60 days for component parts and materials. The Company has certain of its components and tooling manufactured abroad and may have additional components provided by foreign suppliers in the future. The loss of a supplier for any material or part used by the Company or the inability of a supplier to fulfill the Company's demands would cause significant delays in deliveries and material additional costs, especially with respect to progressive addition molds.

COMPETITION

               The vision care industry is subject to intense competition from a variety of sources. The Company competes with wholesale lens laboratories and with manufacturers of point-of- sale lens fabrication systems, manufacturers of contact lenses, lens manufacturers and providers of medical treatments to correct refractive disorders.

               Currently, the Company's primary competition is from wholesale lens laboratories, of which there are over 1,000. Wholesale lens laboratories provide finished lenses to eyewear dispensers according to requested prescriptions. Wholesale lens laboratories generally deliver finished lenses to eyewear dispensers, on the average, within one to seven days from the receipt of an order. Wholesale lens laboratories provide advantages over in-office fabrication because no up-front capital costs are necessary and most fabrication is done outside the dispenser's location. There may be, in the future, further acquisitions of wholesale lens laboratories by lens manufacturers. Any resulting integration of the manufacturing and distribution of eyeglass lenses may cause reductions in the prices of lenses and increase competition, perhaps significantly, against the Company.

               The Company is aware of four other commercially available systems for fabricating plastic lenses at the point of sale. They are traditional surfacing, modified surfacing (also known as pre-blocked surfacing), laminating, and whole lens casting. Each method involves conforming the front, back or both surfaces of a plastic lens to specified geometric shapes. Surfacing is the traditional method in which multifocal lenses are fabricated and is used predominantly by wholesale lens laboratories where it enjoys widespread acceptance. With the exception of large optical retailers that operate surfacing lens laboratories on-site, the Company believes that surfacing has not gained widespread market acceptance in an in-office setting because of high capital equipment investment, skilled labor, space and inventory requirements. The Company does not believe that these four on-site fabrication methods, to date, have substantial market presence in the segment of the market in which the Excalibur System competes. The Company believes that the combination of several qualities of the Excalibur System provides the Company with certain competitive advantages over manufacturers of other in-office plastic lens fabrication systems depending on the nature of the competitive system. These qualities include speed, reduced capital equipment costs, simplicity of operation, reduced space and inventory requirements, materials and ease of use. It is anticipated, however, that manufacturers of point-of-sale lens fabrication systems will continue to develop and enhance their products to make them more attractive to lens dispensers.

               In addition, the Company competes indirectly with manufacturers of contact lenses and providers of medical treatments for refractive disorders, such as commercial laser treatments and surgical and non-surgical techniques. However, the Company does not consider competition from contact lens manufacturers significant because of the difficulty of successfully fitting currently available multifocal contact lenses for presbyopia and the tendency of contact lens wearers to also own eyeglasses. Current medical treatments, such as laser vision correction and radial keratomy, also have proven to be largely ineffective in correcting presbyopia because such procedures do not treat the cause of presbyopia, the inability of the lens within the eye to accommodate for near and far vision. At present, manufacturers of laser vision correction equipment have indicated that their principal markets do not include correction of presbyopia, the Company's principal vision correction market. In addition, many patients who have undergone medical treatments for vision correction still require eyeglasses, although the prescription required may be weaker. Additional medical research is being conducted with respect to surgical and oral pharmaceutical treatments for presbyopia. The Company, however, is not aware of any commercially available procedures or products.

               The Company believes substantial research and development is being conducted by competitors and others with respect to lens fabrication systems that enable eyewear dispensers to fabricate high-quality plastic eyeglass lenses at the point of sale. The Company anticipates that this research and development will continue and may intensify and accelerate.

The development and/or widespread acceptance of any new processes or products, including new lens shapes, sizes, coatings and materials that cause the Company's products to become obsolete, non-competitive or incompatible could have a material adverse effect on the Company's financial condition and results of operations. In addition, many of the Company's competitors have significantly greater financial, technological, marketing and other resources than the Company, which could enable such competitors to develop new processes or products. Moreover, many of the Company's competitors have significantly greater experience than the Company in developing new lenses, lens materials and fabrication technologies, and there can be no assurance that the Company will be able to compete effectively with such competitors.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

               The Company believes that the protection afforded by its patented technology, SurfaceCasting, and related patents and its proprietary confidential know-how are essential to its future revenues and earnings. In the United States, the Company owns 12 issued patents and one patent application has been allowed, and has 17 patent applications pending related to its current and future SurfaceCasting eyeglass lens products and processes. While the Company has filed numerous foreign patent applications, it has limited patent protection in Europe and certain other foreign countries. The Company intends to file additional patent applications in the future in both the United States and abroad. The Company believes that the patents which have been issued to it provide adequate protection for the current SurfaceCasting technology, the Excalibur System and its current consumables product line. The Company has four additional issued patents and has filed several patent applications principally related to the application of SurfaceCasting to multifocal contact lenses. The ultimate degree of patent protection obtained for new products and certain existing products will depend upon the degree of success in the prosecution of the patent applications currently pending in the United States Patent and Trademark Office and elsewhere. In the event patents are not issued from its applications, the Company will rely upon trade secret laws and confidentiality and non-competition agreements, which provide a lesser degree of protection than patents.

               Purchasers of Excalibur Systems acquire from the Company an implied license to fabricate lenses in the Excalibur System using the Company's patented technology. In general, use of the Excalibur System with consumables manufactured by others constitutes a violation of the Company's patents and licenses. There is no assurance that others will not develop technologies to circumvent the Company's patents and licenses, and if such parties violated the Company's patents and licenses, there is no assurance the Company could detect such violations or deter future violations. Enforcement of the Company's rights, patents and licenses may be costly, time-consuming and, in some situations, impossible.

               Although the Company attempts to protect its intellectual property rights through patents, trademarks, trade secrets and confidentiality and non-competition agreements when appropriate, there can be no assurance that the Company will be able to protect its technology adequately, that competitors will not be able to develop similar technology independently, that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology or that the Company's patents will provide a significant competitive advantage for its products. Moreover, the Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws. In addition, the protection provided by foreign patents once they are obtained may be weaker than the protection provided by United States patents.

               The Company has from time to time been the subject of legal disputes involving the intellectual property rights of others. To date, such litigation has not had a material adverse effect on the Company and no litigation is currently pending. See Note 12 of the "Notes to the Company's Financial Statements." Any litigation in the future to enforce patents issued to the Company, to protect trade secrets or know-how possessed by the Company or to defend the Company against claimed infringement of the rights of others will be time-consuming and costly.

               Moreover, the manufacture and sale of products that the Company may seek to develop or market in the future may involve the use of processes, products or information, the rights to which may be held by others, even though the technology associated therewith may have been independently developed by the Company. There can be no assurance that the Company will be able, for financial reasons or otherwise, to obtain ownership or license rights with regard to the use of such processes, products or information or, if obtained, that the use of such rights will be on terms favorable to the Company.

               The Company has a perpetual, royalty-free exclusive license from Dr. Ronald Blum covering two patents and one patent application relating to whole lens casting technology as it pertains to SurfaceCasting. This license is not deemed by management to be material to the Company. Dr. Blum retains the rights to whole lens casting with regard to these patents and such patent application. All patents and patent applications relating to SurfaceCasting invented by the employees of the Company (including SurfaceCasting patents invented by Dr. Blum prior to forming the Company) have been assigned to the Company.

               The Company has registered trademarks for Excalibur (relating to the curing chamber), Genesis (relating to the

SurfaceCasting resin), the Innotech name and logo, Merlin (relating to the progressive addition lens design), PhotoPlastics (relating to its current line of photochromic lenses), Power Plate and SurfaceCasting. The Company has applied for trademark protection for PhotoFast (relating to its proprietary photochromic plastic lenses), LiteVue (relating to its high index plastic lenses), Excalibur LensSystem (relating to the newly introduced personal computer-based curing chamber), Innotech Crystal (relating to its new progressive addition lens design), PhotoShades (relating to its planned proprietary photochromic plastic lenses), and Optical Excellence for Less (relating to its slogan).

GOVERNMENT REGULATION

               Medical devices, including the Company's consumables products, are subject to extensive government regulation by the FDA under the Federal Food, Drug and Cosmetic Act and, in some instances, by foreign and state governments. The FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Included among these regulations are premarket clearance procedures and GMP, which all medical devices are subject to in the absence of an exemption. Other general FDA regulations relate to establishment registration and inspection, medical device listing, labeling, prohibitions against misbranding and adulterating and requirements for maintaining records and making reports. Noncompliance with applicable FDA requirements, including GMP, can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance, withdrawal of marketing approval and criminal prosecution. The FDA also has the authority to require repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

               The FDA classifies all medical devices into one of three classes, with Class I being the least stringently regulated and Class III being the most. The Company's current consumables are considered to be Class I devices. Before any Class I, II or III new medical device can be introduced into the market, the manufacturer must either (i) obtain premarket clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") process or (ii) be exempt from such clearance procedures. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device. The FDA may request extensive data, possibly including that clinical studies of the device's safety and efficacy be performed, before a substantial equivalence determination can be made. It generally takes from four to 12 months from the date of submission to obtain a 510(k) clearance, but it may take longer. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device. PMAs must be supported by valid scientific evidence that typically includes extensive data, including human clinical trials, to demonstrate the safety and efficacy of the device. Toward the end of the PMA review process, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure compliance with GMP. Approval of a PMA generally takes one or more years from the date of submission of the application. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

               The Company believes that the only currently marketed products of the Company that are subject to regulation as medical devices by the FDA are the consumables, which become components of prescription spectacle lenses that are fabricated by the Excalibur System. Due to the status of prescription spectacle lenses as Class I medical devices and their exemption by regulation from the FDA's premarket clearance requirements, the Company believes that no premarket notification or PMA is required with respect to the consumables it currently markets. In the event that the Company's future consumables do not qualify for such exemptions, the Company could experience substantial costs and delays in connection with compliance with any applicable FDA notification, approval, testing and/or product modification regulations.

               In the event the Company seeks to sell contact lenses using the Company's SurfaceCasting technology or Prism seeks to sell surgically implanted lenses, the Company and/or Prism would be required to obtain clearance of a 510(k) notification or approval of a PMA application by the FDA before commercialization in the United States. The FDA premarket clearance process (and underlying clinical studies) can take several months to several years to complete and can require substantial commitments of financial resources and management's time and effort. Delays in obtaining requisite regulatory approvals or the failure to obtain required clearances in the United States and other countries would adversely affect or prevent the marketing of the contact lens products and/or surgically implanted lenses.

               Any products manufactured or distributed by the Company under FDA oversight are subject to extensive and continuing regulation by the FDA. For example, GMP regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Although many of the Power Plates and resins currently sold by the Company are manufactured by third-party suppliers, the Company modifies all Power Plates it sells and is expanding its consumables manufacturing capabilities. The manufacture and modification of consumables and future manufacture of other consumables by the Company are subject to regulation and inspection from time to time by the FDA for compliance with GMP. There can be no assurance that the FDA will not, during the course of an FDA inspection of existing or new facilities, identify what it considers to be deficiencies in GMP or other requirements and request or require remedial action.

               In addition to GMP and any premarket clearance requirements, the Company is subject to labeling, recordkeeping, reporting, registration and product listing requirements, and its facilities are subject to periodic FDA inspection, including the products, equipment and records maintained at the facilities that are subject to the FDA's jurisdiction and inspection authority. Changes in existing requirements or adoption of new requirements or policies by the FDA or foreign or other domestic regulatory authorities could adversely affect the ability of the Company to comply with regulatory requirements.

               The Company is also subject to United States environmental laws and regulations concerning emissions into the air, waste water discharges and the generation, handling, storage, transportation and disposal of hazardous wastes, and to other federal, state and local laws and regulations. The Company believes that it possesses all material permits and licenses necessary for the operation of its business, including its manufacturing facilities, and that its operations are in compliance in all material respects with the terms of all applicable environmental laws. It is impossible to predict accurately what effect these laws and regulations will have on the Company in the future. Certain processes, including those for cleaning lenses and mold assemblies and certain other manufacturing processes use a variety of volatile and other potentially hazardous substances. It is the Company's policy to meet or exceed all applicable environmental, health and safety laws and regulations. While the Company believes that it is in compliance in all material respects or exempt from complying with applicable laws and regulations, there can be no assurance that the Company will be able to continue to do so or that the Company will not be subject to any fines or penalties for any inadvertent violation or determination that it is either not in compliance or entitled to an exemption.

EMPLOYEES

               The Company employs approximately 180 persons on a full-time basis and engages two persons on a part-time basis, all of whom are located in the United States. The Company also has retained two consultants located overseas, one of whom is a sales representative and one of whom is a technician. None of the Company's employees are represented by a collective bargaining agreement. Labor relations are considered by the Company to be good.

SCIENTIFIC AND DEVELOPMENT ADVISORS

               The Company has assembled a group of scientific and development advisors with diverse backgrounds, including research, academia, industry, private practice and government agencies. These advisors provide the Company with expertise in its research programs and discuss research and product development programs, as well as long-term strategy, trends and technological developments in the industry. The Company consults with these advisors on an informal basis, as needed, and these advisors are compensated for their participation in meetings with the Company.

ITEM 2.        PROPERTIES

               The Company leases a facility of approximately 30,400 square feet in Roanoke, Virginia and a facility of approximately 13,400 square feet in Petersburg, Virginia. The Roanoke facility contains the Company's executive offices, research and development laboratories, and manufacturing, warehousing, distribution and packaging facilities. This facility is leased through February 2007. The Company intends to lease an additional 30,000 square feet of warehouse space adjacent to the existing Roanoke facility following completion of construction expected in 1997 or 1998. The Petersburg facility contains manufacturing and packaging operations. The lease expired in August 1996, and the Company is presently negotiating a new lease. The Company believes that its current properties are sufficient for its current needs.

ITEM 3.        LEGAL PROCEEDINGS

               The Company is not a party to any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The annual meeting of stockholders of the Company was held on October 2, 1996 (the "Meeting"). The only matter voted on and approved by the holders of shares of the Company's common stock was the proposal to elect two members to the Company's Board of Directors to serve for a three-year term and until their successors are duly elected and qualified. The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors is divided into three classes with the term of office of one class expiring each year. There were 5,815,002 shares of common stock cast in favor of electing each of Gregory J. Forrest and Ian M. Kidson, which represented a majority of the shares of the Company's common stock cast for such proposal. Holders of 13,400 shares withheld their votes for each such candidate. There were no broker non-votes or abstentions. In addition, the terms of office of Dr. Ronald D. Blum, Dr. Mitchell J. Blutt, Dr. Amitava Gupta, Michael Packard and Dr. Damion Wicker continued after the meeting.

                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER  MATTERS

               The shares of the Company's common stock are traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol "IIII." The following table sets forth, for each of the periods indicated, the high and low last reported sales prices per share as reported by The Nasdaq National Market and the Dow Jones News Retrieval Service. The common stock commenced trading on March 14, 1996.

                                                          Sales Price
                                                          -----------
1996                                                   High           Low
----                                                   ----           ---

First Quarter (March 14, 1996-March 31, 1996)....     $10.250        $8.000
Second Quarter...................................      11.750         8.125
Third Quarter....................................      11.375         7.375
Fourth Quarter...................................      10.500         7.750

1997
----
First Quarter (through March 17, 1997)                 13.563         8.125

               On February 10, 1997, the last full day of trading before the public announcement of the execution of the Merger Agreement, the reported closing sale price of the Company's common stock on The Nasdaq National Market was $8.875 per share. On March 17, 1997, the reported closing sale price of the Company's common stock on The Nasdaq National Market was $13.625 per share. The Company's common stock was delisted from The Nasdaq National Market on March 24, 1997, as a result of the Merger. Price quotations in the over-the-counter market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual trading transactions.

               As of March 28, 1997, the Company's common stock was held by one holder of record.

               Since its inception, the Company has not declared or paid any dividends on its shares of common stock. In addition, the loan agreement with the Company's secured lenders prohibits the payment of dividends on the common stock. The notes in respect of such loan agreement mature in March 1999.

               Between February and November 1996, the Company issued 40,677 shares of common stock for an aggregate purchase price of $62,200 to five employees and former employees in connection with the exercise of outstanding options to purchase common stock. These transactions were made in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act"), Rule 701 and/or Regulation D promulgated by the Securities and Exchange Commission (the "SEC") thereunder ("Regulation D") promulgated by the SEC thereunder. In 1996, the Company issued 1,126,579 shares of common stock for an aggregate purchase price of $143 cash, plus the cancellation forfeit of warrants to purchase 1,407 shares of common stock, to 32 persons and entities (all of which were existing investors in the Company) in connection with the exercise of outstanding warrants to purchase common stock. These transactions were made in reliance upon the exemptions provided in Section 4(2) of the Securities Act and Regulation D.

               The Company believes that each purchaser in each of the transactions described above had access and an opportunity, through such purchaser's relationship with the Company, to review all relevant information concerning the Company and each such purchaser had sufficient knowledge and experience in business and financial matters to evaluate the merit and risks of such investment. Each purchaser of securities in each of the above transactions made pursuant to Regulation D represented such purchaser's intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. In transactions made in reliance upon Regulation D, all investors represented to the Company that they were "accredited investors" as defined in Regulation D.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                             Years Ended December 31,
                              -------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  ---------
                                 (in thousands, except per share data)

Statement of Loss Data:
Net Sales                     $ 10,121  $  6,438  $  4,104  $  4,019  $   --
Cost of sales                    7,636     5,368     3,963     3,357      --
                              --------  --------  --------  --------  ---------
   Gross profit                  2,485     1,070       141       662      --

Selling, general and
 administrative expenses        11,434     8,130     6,328     4,041       709
Research and development
 costs(1)                        2,186     1,830     1,732     1,150       496
                              --------  --------  --------  --------  ---------
   Operating loss              (11,135)   (8,890)   (7,919)   (4,529)    (1,205)

Other income (deductions)
  Interest expense                (517)   (1,193)     (624)      (97)       (9)
  Interest income                  840       113        26        35        11
  Other, net                       (10)      (10)      349        53        --
                              --------  --------  --------  --------  ---------
Other income (deductions),
 net                               313    (1,090)     (249)       (9)        2
                              --------  --------  --------  --------  ---------
Loss before extraordinary
 item                          (10,822)   (9,980)   (8,168)   (4,538)   (1,203)

Extraordinary item - loss
 on extinguishment of debt          --      (613)       --        --        --
                              --------  --------  --------  --------  ---------
Net loss                      $(10,822) $(10,593) $ (8,168) $ (4,538) $ (1,203)
                              ========  ========  ========  ========  =========
Net loss per common share
 (pro forma for 1995)         $  (1.44) $  (1.70)
                              ========  ========
Weighted average number of
 common shares outstanding
 (pro forma for 1995)            7,493     6,224
                              ========  ========


                                                     December 31,
                              -------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  ---------
                                              (in thousands)


Balance Sheet Summary:

Cash and cash equivalents     $ 13,246  $  4,922  $    119  $    395  $   259

Working capital (deficit)       19,318     5,185    (1,538)      458     (560)

Total assets                    29,681    13,527     5,922     5,745    1,377

Long-term debt and capital
 lease obligations, less
 current installments            2,665     2,781     4,035        --       --




Common stock subject to put/
 call agreement                834,063        --        --        --       --

Redeemable preferred stock          --    22,602     8,719     6,624       --

Accumulated deficit            (40,200)  (28,405)  (15,370)   (6,452)   (1,611)

Total stockholders' equity
 (deficit)                      22,593     5,982    (2,665)    2,736       470
--------
(1) Research and development costs are net of revenues of $160,000 and $391,000 earned on development agreements for the years ended December 31, 1995 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's Financial Statements and the Notes thereto which are included on pages F-1 through F-29 in this Annual Report on Form 10-K.

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management's expectations with respect to future financial performance and future events, particularly relating to sales of consumables and Excalibur Systems, gross profit, gross profit margin, as well as the need for future capital. Such statements involve known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which could cause actual results and outcomes to differ materially from those expressed herein. Factors that might affect such forward-looking statements set forth in this Form 10-K include, among others, potential customers' acceptance of the Company's products, changes in the Company's marketing strategy and business plan, additional risks and uncertainties related to international sales, continuing sales of Excalibur Systems to, and continued use of the purchased Excalibur Systems by, the Company's largest customer, development and/or acceptance of the competitive products by others, the continued ability of the Company to develop and market new and differentiated plastic lens products, competitive factors and the successful and efficient manufacture of consumables at the Company's facilities.

OVERVIEW

     Innotech derives its revenues principally from sales of Excalibur Systems and consumables. Historically, sales of Excalibur Systems have accounted for a majority of the Company's net sales. It is the Company's experience that as the cumulative number of installed Excalibur Systems grows, usage and sales of the consumables also increase. In 1994, Innotech revised its marketing strategy and reduced the price of the Excalibur System designed to increase market penetration and thereby increase and accelerate demand for consumables. Since the implementation of this strategy, the Company has experienced significant increases in sales of Excalibur Systems and consumables, together with an increase in total gross profit.

     The Company's business strategy is to increase sales and achieve profitability through the continued development and commercialization of its patented SurfaceCasting technology and related patented and proprietary Power Plates and resins. The Company intends to pursue this strategy by seeking to
(i) increase sales of Excalibur Systems, (ii) increase sales of consumables and
(iii) further commercialize the Company's new products developed through its research and development efforts. See "BUSINESS". As consumables revenue increases, the Company expects that its potential profitability will be enhanced. The Company believes it will require additional Excalibur Systems sales and, therefore, time before the Company can realize the overall benefits of its strategy. Any future profitability of the Company will also be significantly impacted by its success in reducing manufacturing costs of the Power Plates and, to a lesser extent, the Excalibur Systems and resins.

     In May 1993, the Company shipped the first commercial Excalibur System. Since that time the Company has sold over 850 Excalibur Systems. As a result of its growth, the Company has significantly expanded its administrative, selling, service, and research and development capabilities, and the related expenses have increased. Further expansion will continue to result in increases in such expenses. In the first half of 1995, the Company began the internal assembly of the curing chambers and mold storage cabinets that comprise the Excalibur System and discontinued purchases of completely assembled curing chambers and mold storage cabinets from outside suppliers. In 1996, Innotech completed its initial public offering of 3,000,000 shares of common stock and used some of the proceeds to purchase the equipment and tooling necessary to manufacture certain new consumables products on a commercial scale to reduce its cost of sales and
to augment its current sources of supply.   Also, the Company introduced new
products for use in the Excalibur System.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 1996 and 1995

      Net sales. Total net sales increased by $3,683,000, or 57%, to $10,121,000 for the year ended December 31, 1996 from $6,438,000 for the year ended December 31, 1995. This increase was due to a significant volume increase in sales of consumables as well as an increase in the number of Excalibur Systems sold by the Company. Net sales for the year ended December 31, 1995 were adversely affected by the Company's weakened liquidity condition, which impaired its ability to maintain desired levels of inventory and limited spending on sales and marketing efforts. With the completion of financings in the third and fourth quarters of 1995 and the initial public offering in March 1996, the Company's liquidity position has significantly improved, allowing the Company to acquire inventory to fulfill order backlogs, resume and increase selling and marketing programs and expand the number of sales personnel. The Company believes that these actions have had a positive impact upon sales.

     A substantial portion of the Company's 1996 sales were derived from one non-U.S. customer. The loss of these sales could have a material adverse effect upon the Company's business and operating results and there can be no assurance that such customer will continue to place orders with the Company for consumables or Excalibur Systems in the amount or magnitude of those occurring in 1996. The Company expects that sales of Excalibur Systems, and to a lesser extent, consumables to such customer will decrease from their prior levels as the Company has materially fulfilled existing purchase orders for the customer. However, the Company does expect continuing orders, at significantly reduced levels. (See Note 11 to the Financial Statements.)

     Net sales of consumables increased $2,511,000, or 93%, to $5,203,000 for the year ended December 31, 1996 from $2,692,000 for the year ended December 31, 1995. This increase in net sales of consumables was primarily attributable to increased demand resulting from orders generated from a single large optical retailer, an increase in the total installed base of Excalibur Systems and the introduction of new consumables products, most of which were higher-priced premium products. These included photochromic lenses and improved design progressive addition lenses.

     Net sales of Excalibur Systems increased $1,172,000, or 31%, to $4,918,000 for the year ended December 31, 1996 from $3,746,000 for the year ended December 31, 1995. This sales growth was due to a 38% increase in the number of Excalibur Systems sold by the Company, offset in part by further price decreases for Excalibur Systems during 1996, in connection with the Company's marketing strategy of increasing market penetration by reducing the price of the Excalibur System, and thereby increasing and accelerating demand for consumables. Growth in Excalibur System unit sales during the year ended December 31, 1996 versus 1995 was principally due to fulfilling orders from a single large optical retailer.

     A significant portion of the Company's 1996 sales were derived internationally (see Note 11 to the Financial Statements). Sales to customers outside of the United States are typically subject to certain additional risks, including, but not limited to, currency exchange fluctuations and their (possibly adverse) effect on demand.

     Gross profit. Gross profit for the year ended December 31, 1996 of $2,485,000 was $1,415,000, or 132%, greater than the year ended December 31, 1995. Gross profit margin increased 48% to 24.6% for the year ended December 31, 1996 from 16.6% for 1995. The increase in gross profit was due to the increase in sales of consumables, which included an increase in the sale of higher-margin consumables, as well as the increased sales of Excalibur Systems. The increase in gross profit margin was primarily due to reduced overhead costs per unit and manufacturing efficiencies achieved in the production of Power Plates and increased sales of higher-margin products, offset in part by the start-up costs of lens casting operations at a new manufacturing facility. The gross product margin on Excalibur Systems improved during 1996 over 1995 due also to the in-house assembly of the chamber, which during the first six months of 1995 was still being assembled outside of the Company. The gross profit margin was further enhanced by the additional sales of mold products which are higher margin products. However, the gross profit and gross profit margin have been in the past, and will be in the future, adversely affected by the reduction of the sales price of the Excalibur System in connection with the implementation of the Company's marketing strategy.

     Selling, general and administrative expenses.   Selling, general and
administrative expenses increased $3,304,000, or 41%, to $11,434,000 for the year ended December 31, 1996 from $8,130,000 for the year ended December 31, 1995. The increase was primarily attributable to the implementation of planned
growth in the Company's sales and marketing departments.   The sales force
build-up, commenced in the first quarter of 1996, was necessary to accommodate current and expected future sales volumes of Excalibur Systems and consumables.

     In connection with common stock options granted to executive officers during 1995 having exercise prices below the estimated fair value of the common stock, the Company has incurred compensation expense of approximately $100,000 in each fiscal quarter, and would continue to incur compensation expense of approximately $100,000 in each fiscal quarter until the third quarter of fiscal year 2000, as such options vest. Such expense would increase during a particular quarter if the vesting of such stock options were to accelerate during that period upon the occurrence of certain events. Such events include, but are not limited to, the acquisition of the Company by another entity. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     Research and development costs. Research and development costs increased $356,000, or 19%, to $2,186,000 for the year ended December 31, 1996 from $1,830,000 (net of revenues earned on development agreements of $160,000) for the year ended December 31, 1995. This increase was primarily attributable to increased development and testing of new consumables products released in 1996 and planned for future release, and enhancements of the Excalibur System.

     Other income (deductions), net.   Other income (deductions), net increased
$1,403,000 to $313,000 for the year ended December 31, 1996 from $(1,090,000)
for the year ended December 31, 1995. The increase was primarily the result of a decrease in interest expense due to lower levels of debt outstanding in 1996 as compared to 1995 as well as an increase in interest income resulting from investment of net proceeds from the initial public offering in March 1996. Interest expense for the year ended December 31, 1996 and 1995 was inclusive of non-cash interest expense of $92,000 and $328,000, respectively, for the amortization of debt discounts related to the issuance of common stock warrants with exercise prices below the common stock's estimated fair value in connection with debt incurred during 1995 and 1994.

     Net Loss. The Company's net loss increased $229,000, or 2%, to $10,822,000 for the year ended December 31, 1996 due to the factors discussed above. Also, the net loss in 1995 of $10,593,000 included an extraordinary loss of $613,000 incurred in connection with the extinguishment of certain debt, consisting of the write-off of unamortized discounts on such debt and the unamortized portion of debt issuance costs.


Fiscal Years Ended December 31, 1995 and 1994

     Net sales.   Total net sales increased by $2,334,000, or 57%, to $6,438,000 for the year ended December 31, 1995. This increase was due principally to a significant volume increase in sales of consumables and, to a lesser extent, an increase in the number of Excalibur Systems sold by the Company. Additional growth in net sales in 1995 was adversely affected by the Company's weakened liquidity condition, which impaired its ability to maintain desired levels of inventory and limited spending on sales and marketing efforts.

     Net sales of consumables increased $1,497,000, or 125%, to $2,692,000 for the year ended December 31, 1995 from $1,195,000 for the year ended December 31, 1994. The percentage of consumables net sales to total net sales for the year ended December 31, 1995 grew to 42% as compared to 29% for the year ended December 31, 1994. This increase in net sales of consumables was primarily attributable to increased demand resulting from an increase in the cumulative number of installed Excalibur Systems and the introduction of new consumable products, most of which were higher-priced premium products.

     Net sales of Excalibur Systems increased $837,000, or 29%, to $3,746,000 for the year ended December 31, 1995 from $2,909,000 for the year ended December 31, 1994. This sales growth was due to a 56% increase in the number of Excalibur Systems sold by the Company, offset in part by price decreases for Excalibur Systems beginning in July 1994 in connection with the Company's revised marketing strategy.

     Gross profit. Gross profit for the year ended December 31, 1995 of $1,070,000 was $929,000, or 659%, greater than for the year ended December 31, 1994. Gross profit margin increased to 16.6% in 1995 from 3.4% in 1994. The increase in gross profit was primarily due to the increase in sales of consumables, which included an increase in the sale of higher-priced consumables. The increase in gross profit margin was primarily due to reduced overhead costs per unit and manufacturing efficiencies achieved in the production of Power Plates, which resulted principally from volume increases, and the increase in the sale of higher-priced consumables. Further improvement in gross profit and gross profit margin continued to be adversely affected by the reduction of the sales price of the Excalibur System beginning in July 1994 in connection with the implementation of the Company's revised marketing strategy.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1,802,000, or 28%, to $8,130,000 for the year ended December 31, 1995. The increase was primarily attributable to growth in the Company's sales and marketing departments, compensation expense related to grants of stock options having exercise prices below the estimated fair value of the Common Stock and, to a lesser extent, severance costs related to two former executives and professional services costs. In the last six months of 1995, the Company hired additional sales personnel to focus on selling consumables to users of Excalibur Systems.

     Research and development costs. Research and development costs increased $98,000, or 6%, to $1,830,000 (net of revenues earned on development agreements of $160,000) for the year ended December 31, 1995 from $1,732,000 for the year ended December 31, 1994. This increase was primarily attributable to increased development and testing of new products, offset by approximately $105,000 in salary costs related to the reclassification of an executive's responsibilities from research and development to manufacturing.

     Other income (deductions), net. Other income (deductions), net increased $841,000 to $(1,090,000) for the year ended December 31, 1995 from $(249,000)
for the year ended December 31, 1994, primarily as a result of an increase in interest expense. Interest expense increased $569,000 due to additional debt balances outstanding during 1995. This was inclusive of non-cash interest expense of $328,000 for the amortization of debt discounts related to the issuance of warrants with exercise prices below the estimated fair value in connection with debt incurred during 1994. Non-recurring income of $381,000 comprised of forfeited customer deposits was recorded as other income during 1994 upon failure of two purchasers to perform in accordance with the terms of their purchase agreements.

     Net loss. The Company's net loss increased by $2,425,000, or 30%, to $10,593,000 for the year ended December 31, 1995 from $8,168,000 for the year ended December 31, 1994 due to the factors discussed above and the extraordinary loss of $613,000 incurred in 1995 in connection with the extinguishment of certain debt, consisting of the write-off of unamortized discounts on such debt and the unamortized portion of debt issuance costs.


LIQUIDITY AND CAPITAL RESOURCES.

  As of December 31, 1996, the Company had cash and cash equivalents and working capital of approximately $13,246,000 and $19,318,000, respectively. During the quarter ended March 31, 1996, the Company completed an initial public offering with net cash proceeds received of approximately $26,241,000. Capital expenditures and inventory build-up for the year ended December 31, 1996 were $2,146,000 and $3,908,000, respectively. Cash usage for the period consisted of $14,001,000 to fund operating activities, $4,063,000 for investing activities related primarily to property and equipment and for the investment in Prism Ophthalmics , L.L.C. discussed below.

     Effective July 19, 1996, the Company and Dr. Ronald Blum, the Company's Chairman and Chief Executive Officer, entered into a Put/Call Agreement. This Agreement provided for the sale by Dr. Blum and his permitted assigns to the Company and for the purchase by the Company from Dr. Blum of an aggregate of 85,000 shares of Common Stock. The exercise price for the put and call was $9.81 per share. The Agreement was terminated by the Company and Dr. Blum on February 10, 1997.

     On October 15, 1996, the Company consummated the purchase of a warrant (the "Prism Warrant") to acquire 150,000 units of Prism and the purchase of an option (the "Prism Option") to acquire all of the outstanding equity interests of Prism. The Company paid to Prism a purchase price of $1,165,000 for the Prism Warrant, which is exercisable at any time on or before December 31, 2001, at the exercise price of $.001 per unit. The purchase price for the Prism Option was $400,000, and, if exercised, will require an additional payment of $5,000,000 for the acquisition by the Company of all of the outstanding equity interests of Prism. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     The Company expects that its capital requirements will increase in the future depending on numerous factors, including but not limited to the market penetration of Excalibur Systems, growth in sales of consumables, expansion of its manufacturing capabilities, success of the Company's research and development efforts, additional costs associated with the potential commercialization of products under development, and the exercising of the Prism Option.

     The Company anticipates that its existing capital resources and anticipated cash flows from planned operations, together with the interest income earned on investments, will be adequate to satisfy its capital requirements through 1997. There can be no assurance, however, that the Company will ever generate significant revenues or achieve profitability. If the Company exercises the option to acquire Prism, or if during 1997 the Company fails to generate sufficient sales and gross profit from its operations, it is likely that the Company would require additional external financing. At this time, the Company has no committed external sources of capital. Pursuant to the Merger Agreement, the Company became a wholly owned subsidiary of the Parent on March 21, 1997. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     As of December 31, 1996, the Company had NOLs of approximately $32,425,000 for federal income tax purposes. These NOLs, if not utilized to offset taxable income in future periods, will begin to expire in 2006. Previous securities transactions have resulted in an "ownership change" within the meaning of
Section 382. The Company's ability to use its NOLs existing at the time of such an ownership change to offset its taxable income, if any, generated in future taxable periods is subject to annual limitations.

SEASONALITY.

The Company's business is somewhat seasonal, with first quarter and third quarter results generally stronger than the other two quarters.

SUBSEQUENT EVENT

     On February 10, 1997, the Company entered into the Merger Agreement with the Parent and the Purchaser which provided for the acquisition of all the common stock of the Company at a price of $13.75 per share, payable in cash.
The Offer terminated on March 17, 1997, and the Purchaser acquired and paid for an aggregate of 8,422,121 shares of common stock pursuant to the terms of the Offer. Following the termination of the Offer, the Parent owned indirectly approximately 99% of the outstanding common stock, including shares previously owned by another subsidiary of the Parent. In accordance with the Merger Agreement and Delaware General Corporation Law, the Purchaser merged with and into the Company on March 21, 1997, and the Company became a wholly-owned subsidiary of the Parent. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The financial statements required by this item, and the independent auditors' report thereon, are set forth on pages F-1 through F-29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

                                   PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               BOARD OF DIRECTORS

               The names of the current directors, their ages as of March 15, 1997, and certain other information about them (based upon information provided by such persons) are set forth below.

                                   Year First
Name of Director and               Elected as   Principal Occupation During the Past
Position with the Company    Age    Director    Five Years
-------------------------    ---   ----------   ------------------------------------
CLASS I DIRECTOR
  (term to expire in 1999)

Peter S. Galloway             55   1997         Peter S. Galloway has served as
Director                                        director and Vice President of the
                                                Purchaser since February 1997,
                                                Associate General Counsel of the
                                                Parent since 1988, and Secretary
                                                of the Parent since 1994.

CLASS II DIRECTOR
  (term to expire in 1999)

James R. Hilton               50   1997         James R. Hilton has served as  director,
Director                                        Vice President, Secretary and
                                                Treasurer of the Purchaser since
                                                February 1997, and Assistant
                                                General Counsel of the Parent
                                                since 1990.

                                   Year First
Name of Director and               Elected as   Principal Occupation During the Past
Position with the Company    Age    Director    Five Years
-------------------------    ---   ----------   ------------------------------------
CLASS III DIRECTOR
  (term to expire in 1998)

Ronald D. Blum, O.D.(1)       50   1990         Ronald  D. Blum was the  founder  of the
Chairman of the Board,                          Company  and has served as  Chairman  of
Chief Executive Officer,                        the  Board  and   Secretary   since  the
Secretary, and Director                         Company's  inception  in  October  1990.
                                                Dr. Blum also served as  President  from
                                                the Company's  inception  until November
                                                1994 and has  served as Chief  Executive
                                                Officer  since  1994.   Until   December
                                                1992,  Dr.  Blum  also  served  as Chief
                                                Executive Officer of Drs. Blum,  Newman,
                                                Blackstock        and        Associates,
                                                Optometrists,    P.C.,   an   optometric
                                                practice  which he  co-founded  in 1977.
                                                Dr.  Blum  is  an   inventor   named  on
                                                numerous  patents  dealing  with optical
                                                care  technologies  and has been engaged
                                                in the  development  of new products and
                                                technologies    since   1982.   He   has
                                                written   numerous   articles   and  has
                                                lectured     at    many     professional
                                                meetings.  Dr.  Blum  has  been a member
                                                of the editorial  advisory  board of Eye
                                                Care  Business,  an optometric  industry
                                                magazine,  and he is  currently a member
                                                of     the      American      Optometric
                                                Association.     Dr.    Blum    was    a
                                                contributing  editor to 20/20  Magazine,
                                                an optometric industry magazine.

---------------------------------------

(1)     Member of Nominating Committee.

               Pursuant to the employment agreement with Dr. Blum, the Company has agreed to cause the election of Dr. Blum to the Company's Board of Directors (the "Board"). See "EXECUTIVE COMPENSATION--Employment Agreements and Termination Agreements."

COMPENSATION OF DIRECTORS

               Members of the Board do not receive compensation for their services as directors, but directors are reimbursed for certain expenses in connection with their attendance at meetings of the Board of Directors and committees. Non-employee directors of the Company may participate in the Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of stock options to purchase 5,000 shares of common stock on the date on which the stockholders of the Company elect directors at an annual meeting. The exercise price for such stock options is the fair market value of the common stock on the date of grant, and such stock options are exercisable beginning on the first anniversary of the date of grant, provided that the director receiving such options has not voluntarily resigned or been removed "for cause" as a member of the Board of Directors prior to such date. Pursuant to the Merger Agreement, all outstanding stock options (whether or not exercisable) granted under the Directors' Plan were cancelled immediately prior to the effectiveness of the Merger for a cash payment or converted into the right solely to receive a cash payment. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

EXECUTIVE OFFICERS

               The executive officers of the Company presently consist of Dr. Blum as Chairman of the Board, Chief Executive Officer and Secretary; Steven A. Bennington as President and Chief Operating Officer; Dr. Gupta as Executive Vice President of Engineering, Research and Development; Horace N. Hudson, Jr. as Vice President of Manufacturing; Sunder H. Malkani as Vice President of Marketing; Robert P. Padula as Vice President of Sales and Customer Care; and Jo Ann Swasey as Chief Financial Officer, Treasurer and Controller.

               The following table sets forth certain information with respect to the executive officers of the Company who are not also directors (based upon information provided by such persons):

               Steven A. Bennington has served the Company since August 1996 as President and since September 1993 as Chief Operating Officer. From June 1992 until August 1996, Mr. Bennington served as Vice President of Operations of the Company. Mr. Bennington served as Vice President--International of Vismed, Inc., a manufacturer of in-office laminating systems, from September 1991 to June 1992. In March 1991, Mr. Bennington founded and served beyond September 1991 as a consultant for KSC International, a consulting firm for medical instrumentation, eyewear and vision care companies. From September 1988 to February 1991, Mr. Bennington served as Chief Executive Officer of TechnaVision, Inc., a manufacturer of in-office whole lens thermal casting fabrication systems. From August 1981 to September 1988, Mr. Bennington served as Vice President--Operations and then as Vice President--International of Allergan Humphrey, Inc. ("Allergan"), a manufacturer of diagnostic and surgical ophthalmic instrumentation. Mr. Bennington is 48 years old.

               Horace N. Hudson has served the Company as Director of Materials Research since August 1993 and as Vice President of Manufacturing since December 1994. From 1989 until August 1993, he worked as an independent consultant for several companies in the ophthalmic products and equipment industry, including Garrett Optical, Inc., Crossbows Optical Ltd. and Bausch & Lomb, Incorporated. He was employed by Coburn Optical Industries, Inc., a manufacturer of surfacing equipment and ophthalmic lens products, from 1972 until 1989, holding various positions, including Vice President--Operations. Mr. Hudson is 47 years old.

               Sunder H. Malkani has served the Company as Vice President of Marketing since October 1995. From April 1994 until October 1995, he served as a consultant to the Company. From May 1990 until September 1995, Mr. Malkani served as President of Healthcare Consultants, Inc., a consulting firm to medical device companies. Mr. Malkani also served as Vice President of United States Professional Products Group at Ciba Vision Corporation, an entity which manufactures and distributes contact lenses, from 1985 to 1990. Mr. Malkani is 48 years old.

               Robert P. Padula has served the Company as Vice President of Sales and Customer Care since January 1995. Prior to such time, he served with different responsibilities and a different title as Executive Vice President of Sales and Marketing starting in February 1994. Before joining the Company, he was employed by Allergan from 1981 to 1994 as Vice President of Sales and Service and in several other positions. Mr. Padula is 40 years old.

               Jo Ann Swasey has served the Company since February 1997 as Chief Financial Officer, since October 1995 as Treasurer and since February 1993 as Controller. From 1988 until February 1993, Ms. Swasey was an accountant with H. Schwarz & Co. P.C., Public Accountants. Ms. Swasey is a certified public accountant. Ms. Swasey is 33 years old.

               There are no family relationships among any of the directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

               As a public company, the Company's directors, executive officers and beneficial owners of more than 10% of the Company's common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)"). Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during or for year ended December 31, 1996, or written representations from such persons that no Forms 5 were required, the requirements of Section 16(a) were compiled with, except that Dr. Wicker filed late his Initial Statement of Beneficial Ownership of Securities on Form 3 during 1996. In addition, Dr. Blum and Mr. Padula each filed late one Statement of Changes of Beneficial Ownership of Securities on Form 4 during 1996, and CVCA failed to file its Annual Statement of Beneficial Ownership of Securities on Form 5 for 1996.

ITEM 11.       EXECUTIVE COMPENSATION

               The following table sets forth, for the years ended December 31, 1996, 1995 and 1994, all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                                  SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                                Annual Compensation         Compensation
                                        ----------------------------------  ------------
                                                                            Securities
                             (Fiscal                          Other Annual  Underlying    All Other
Name and Principal Position   Year       Salary       Bonus   Compensation  Options (#) Compensation
---------------------------  -------    --------     -------  ------------  ----------- ------------
Ronald D. Blum, O.D. ......   1996      $184,316     $52,155                  75,000      $  661
  Chairman, Chief             1995       178,282      35,831                 804,992
  Executive Officer and       1994       150,449
  Secretary

Steven A. Bennington ......   1996       163,555      47,512                  75,000       3,590
  President and Chief         1995       136,825      31,303                  81,602
  Operating Officer           1994       114,672      25,000   $11,964(2)

Amitava Gupta, Ph.D. ......   1996       218,143(3)   58,425                  25,000       2,890
  Executive Vice President    1995       208,469(3)   70,584                 202,613
  of Engineering, Research    1994       191,410      25,000
  and Development

Sunder H. Malkani..........   1996       154,408(3)   25,737
  Vice President of           1995(4)     84,642(3)                           10,008
  Marketing

Robert P. Padula ..........   1996       129,769      41,760                   5,885       1,270
  Vice President of Sales     1995       125,000      24,680                  44,192
  and Customer Care           1994       105,769                              19,722

---------------------------

(1) Represents insurance premiums paid by the Company with respect to the covered fiscal year under disability and term life insurance policies for the benefit of the Named Executive Officer.

(2) Represents forgiveness of a loan payable to the Company.

(3) Includes certain housing expenses paid for by the Company on behalf of such Named Executive Officers.

(4) Mr. Malkani became employed by the Company in October 1995. Includes consulting fees paid during fiscal year 1995 prior to his employment by the Company.

                               OPTION GRANTS IN LAST FISCAL YEAR

        The following table provides information concerning grants of stock options to purchase shares of common stock made during the fiscal year ended December 31, 1996 to the Named Executive Officers:

                                     Individual Grants
                          -----------------------------------------
                                          % of                        Potential Realizable
                            Number        Total                         Value at Assumed
                             of          Options  Exercise               Annual Rates of
                          Securities     Granted   Price             Stock Price Appreciation
                          Underlying       to       Per                 Option Term (1)
                           Options      Employees  Share  Expiration ------------------------
                          Granted (#)   in Fiscal  ($/Sh)    Date        5%         10%
                          -----------   ---------  ------ ---------- ------------------------
Ronald D. Blum, O.D. .    25,000(2)         8.1      9.00  10/16/06   $ 40,722   $ 64,844
                          50,000(2)        16.2      9.00  10/16/06     81,445    129,687

Steven A. Bennington..    25,000(2)         8.1      9.00  10/16/06     40,722     64,844
                          50,000(2)        16.2      9.00  10/16/06     81,445    129,687

Amitava Gupta, Ph.D. .       25,000         8.1      9.00  10/16/06     40,722     64,844

Robert P. Padula......        5,885         1.9      9.00  10/16/06      9,586     15,264

-----------------------------

(1) Potential realizable value is based on the assumption that the common stock appreciates at the annual rates shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect any estimate or prediction by the Company of future common stock price increases.

(2) Such stock options are subject to different vesting schedules.

                      AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                                 FISCAL YEAR-END OPTION VALUES

        The following table sets forth certain information regarding the stock options held as of December 31, 1996 by the Named Executive Officers. No stock options were exercised by the Named Executive Officers in fiscal year 1996.

                                     Number of Securities
                                          Underlying               Value of Unexercised
                                    Unexercised Options at        In-the-Money Options at
                                     December 31, 1996 (#)         December 31, 1996 (1)
                                 ----------------------------   ---------------------------
Name                             Exercisable    Unexercisable   Exercisable   Unexercisable
----                             -----------    -------------   -----------   -------------
Ronald D. Blum, O.D. ......        716,855         163,137       $543,779      $1,155,531
Steven A. Bennington.......        100,274          81,212        185,404         143,542
Amitava Gupta, Ph.D. ......        185,902          76,405        321,039         453,049
Sunder H. Malkani..........          6,659           3,349         12,089          25,690
Robert P. Padula...........         47,972          21,827         39,042          69,712

------------------------------

(1) Amount reflects the market value of the underlying shares of common stock as reported on The Nasdaq National Market on December 31, 1996 ($7.75 per share) less the aggregate exercise prices of the stock options.

EMPLOYMENT AGREEMENTS AND TERMINATION ARRANGEMENTS

        The Company has entered into employment agreements with Drs. Blum and Gupta and Messrs. Bennington, Malkani and Padula. Each of the employment agreements provides for the officer's employment in his current position(s) through the respective dates set forth below, subject to earlier termination by the Company or the executive officer. The terms of employment for Drs. Blum and Gupta expire on August 31, 1998, the term of employment for Mr. Bennington expires on August 13, 1998, the term of employment for Mr. Malkani expires on October 2, 1997, and the term of employment for Mr. Padula expires on November 30, 1997. The terms of such agreements (except Mr. Malkani's agreement) will be extended automatically each year for an additional one-year period unless the executive officer or the Company provides notice that he or it does not desire to extend the term. Pursuant to their respective employment agreements, Dr. Blum receives an annual base salary of $190,000, Dr. Gupta receives an annual base salary of $205,000, Mr. Bennington receives an annual base salary of $175,000, Mr. Malkani receives an annual base salary of $115,000, and Mr. Padula receives an annual base salary of $145,000. Until December 31, 1996, the Company reimbursed Dr. Gupta for certain housing expenses. In addition, the Company reimburses Mr. Malkani for certain housing expenses. Certain of such employment agreements provide that the officer will receive specified bonuses, stock option awards and other employee benefits, as the case may be.

        Under Dr. Blum's employment agreement, the Company has agreed to use its best efforts to cause the election of Dr. Blum to the Board until such time as he no longer owns 10% of the common stock on a fully-diluted basis and he no longer is an officer of the Company. Also, the Company has agreed to make available not less than $250,000 per year during the term of his employment for research and development activities, as determined by Dr. Blum, on behalf of the Company.

        Each of the foregoing employment agreements provides for certain payments upon termination of the officer's employment as a result of a material breach by the Company of the officer's employment agreement or a termination by the Company without Cause (as defined in the employment agreements). A material breach by the Company of the employment agreements includes a material change in the officer's responsibilities. In such event, Dr. Blum would be entitled to receive a lump-sum payment equal to $190,000, payments of annual base salary for the longer of 12 months and the unexpired portion of the employment term and a lump-sum equal to $20,833 multiplied by the number of full or partial months comprising the unexpired portion of the employment term. Dr. Gupta would be entitled to receive severance payments of annual base salary for the longer of 12 months and the unexpired portion of the employment term, plus a pro rata portion of bonus accrued through the date of termination. Mr. Bennington would be entitled to receive severance payments of annual base salary for the longer of 12 months and the unexpired portion of the employment term, plus a pro rata portion of bonus accrued through the date of termination. Mr. Malkani would be entitled to receive severance payments amounting to 6 months of his annual base salary, plus a pro rata portion of bonus accrued through the date of termination. Mr. Padula would be entitled to severance payments amounting to 12 months of his annual base salary, plus a pro rata portion of bonus accrued through the date of termination. In addition, certain stock options held by each of the Named Executive Officers will become immediately exercisable upon termination of such Named Executive Officer's employment, subject to certain conditions.

        The Company has obtained key man life insurance in the aggregate amounts of $2,500,000, $2,250,000 and $250,000 on the lives of Drs. Blum and Gupta and Mr. Bennington, respectively. The Company's lenders are the named beneficiaries for such insurance in the aggregate amount of $4,250,000. In addition, the Company pays the premiums for term life insurance policies which are owned by Dr. Gupta and Messrs. Bennington, Malkani and Padula, and for a disability policy which is owned by Dr. Blum.

        The commencement of the Offer by the Purchaser and the consummation Merger constituted a "change in control" under certain of the Company's stock option plans and stock option agreements. Upon a change of control, as defined in such stock option plans and agreements, stock options thereunder became fully exercisable, subject to the other terms of the applicable stock option plans and agreements. Pursuant to the Merger Agreement, all outstanding stock options (whether or not exercisable) have been cancelled immediately prior to the effectiveness of the Merger for a cash payment or converted into the right solely to receive a cash payment. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF VOTING SECURITIES

        The following table sets forth, as of the close of business on March 28, 1997, the beneficial ownership of common stock by (a) any person who is known by the Company to be the beneficial owner of more than five (5%) percent of any class of voting securities of the Company (based upon information in Schedules 13D or 13G, as amended, filed by such persons), (b) each director of the Company (including the designees of the Purchaser), (c) each Named Executive Officer and (d) all current directors and executive officers of the Company as a group (based on information furnished by such persons on or prior to such date). Beneficial ownership has been determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of a Company stock option) within sixty (60) days of the date as of which the information is provided, and in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                 Shares                     Percentage
Beneficial Owner                 Beneficially Owned (1)     Beneficially Owned
---------------                  ------------------         ------------------
Johnson & Johnson/2/                   8,956,096                    100%

Ronald D. Blum, O.D./3/                        0                      0

Steven A. Bennington/3/                        0                      0

Amitava Gupta, Ph.D./3/                        0                      0

Sunder H. Malkani/3/                           0                      0

Robert P. Padula/3/                            0                      0

Peter S. Galloway/3/                           0                      0

James R. Hilton/3/                             0                      0

All current executive                          0                      0
officers and directors
as a group (9 persons)

---------------------------

/1/ All shares of common stock owned by the Named Executive Officers and the persons serving as directors of the Company prior to the consummation of the Offer were, to the Company's knowledge, tendered to and purchased by the Purchaser pursuant to the Offer and/or the Stockholder Agreement. All outstanding and unexercised stock options held by the Named Executive Officers and the persons serving as directors of the Company prior to the consummation of the

        Offer have been (or will be by the effective date of the Merger) cancelled in exchange for, or converted into the right to receive, the cash payments provided for in the Merger Agreement as described under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below.

/2/ The address of such entity is One Johnson & Johnson Plaza, New Brunswick, New Jersey 08933.

/3/ The address of such person, for purposes hereof, is c/o Innotech, Inc., 5568 Airport Road, Roanoke, Virginia 24012.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On February 10, 1997, the Company entered into the Merger Agreement with the Parent and the Purchaser, which provided for the acquisition of all of the common stock of Company at a price of $13.75 per share, payable in cash. Under the terms of the Merger Agreement, on February 18, 1997, the Purchaser commenced the Offer to purchase all of the outstanding shares of the Company's common stock not already owned by the Parent, the Purchaser or any other subsidiary of the Parent at a cash price of $13.75 per share. The Merger Agreement provided that, subject to the satisfaction of certain conditions, the Offer would be followed by a merger of the Purchaser with and into the Company, in which case those shares that were not purchased in the Offer (other than shares held in the Company's treasury, by the Parent, the Purchaser or any other subsidiary of the Parent, or by stockholders duly exercising appraisal rights as provided by Delaware law) would be converted into the right to receive in cash the price paid per share pursuant to the Offer. The Offer expired on March 17, 1997, and the Purchaser acquired and paid for an aggregate of 8,422,121 shares of common stock pursuant to the terms of the Offer. Following the termination of the Offer, the Parent indirectly owned, through its subsidiaries, approximately 99% of the outstanding common stock, including shares owned by Johnson & Johnson Development Corporation, a subsidiary of the Parent. In accordance with the Merger Agreement and the Delaware General Corporation Law, the Purchaser merged with and into the Company on March 21, 1997, and the Company became a wholly owned subsidiary of the Parent.

          The Merger Agreement provided that each option to purchase shares of common stock and each warrant to purchase shares of common stock, in each case outstanding immediately prior to the consummation of the Offer, whether or not then exercisable, was either (1) cancelled immediately prior to the effective time of the Merger (the "Effective Time") in exchange for an amount in cash, payable at the time of such cancellation, equal to the product of (x) the number of shares subject to such stock option or warrant immediately prior to the Effective Time and (y) the excess of the price per share to be paid in the Offer over the per share exercise price of such stock option or warrant (the "Net Amount") or
(2) converted immediately prior to the Effective Time into the right solely to receive the Net Amount.

          The Merger Agreement provided that during the term of the Merger Agreement, the Company would carry on its business in the ordinary course and use all reasonable efforts to preserve intact its business organization, keep available the services of its current officers and employees and preserve its relationships with customers, suppliers, licensors, licensees, distributors and others having business dealings with it. Pursuant to the Merger Agreement, the Company was prohibited from taking certain actions prior to the Effective Time without the Parent's prior written consent, including, but not limited to, making capital expenditures in excess of certain amounts and entering into any agreements or understandings relating to the distribution, sale or marketing by third parties of the Company's products.

          Simultaneously with entering into the Merger Agreement, Dr. Blum, CVCA, CIBC, the Parent and the Purchaser entered into the Stockholder Agreement. Pursuant to the Stockholder Agreement, each of Dr. Blum, CVCA and CIBC agreed to sell or tender pursuant to the Offer, and the Purchaser agreed to purchase, all 3,331,608 shares of common stock owned by them, representing approximately 37% of the outstanding shares on February 10, 1997, at a price per share equal to $13.75. The Purchaser acquired from Dr. Blum, CVCA and CIBC an aggregate of 3,331,608 shares of common stock on or about March 18, 1997, pursuant to the terms of the Stockholder Agreement.

          CVCA, CIBC and SBIC, have agreed to pay to Dr. Blum, in cash, $119,500, $46,800 and $33,700, respectively, to compensate Dr. Blum for certain tax liabilities to be incurred by him as a result of the Merger Agreement and the transactions contemplated thereby. Such payments were to be made following consummation of the Merger.

          The Board unanimously approved the Merger Agreement, the Offer and all transactions contemplated thereby. The Company has filed a Solicitation/Recommendation Statement on Schedule 14D-9 on February 18, 1996 (the "Schedule 14D-9") with the SEC. The Company hereby incorporates by reference the descriptions of the Merger Agreement, the Stockholder Agreement and the disclosure in Items 2 and 3 of the Schedule 14D-9. The foregoing summaries of the Merger Agreement and the Stockholder Agreement are qualified in their entirety by reference to the Merger Agreement and the Stockholder Agreement filed with the SEC. See "INDEX TO EXHIBITS."

          Effective July 19, 1996, the Company and Dr. Blum entered into a Put/Call Agreement. This Agreement provided for the sale by Dr. Blum and his permitted assigns to the Company and for the purchase by the Company from Dr. Blum of an aggregate of 85,000 shares of the Company's common stock. The exercise price for the put and call under such Agreement was $9.81 per share. The Put/Call Agreement was scheduled to expire on September 10, 1997, however, the Board and Dr. Blum agreed to terminate the Put/Call Agreement on February 10, 1997. The Board of Directors terminated such Agreement because it determined that the Company's liquidity could be adversely affected if the put to the Company under such Agreement were exercised by Dr. Blum in the event that the Merger failed to occur and the stock price of the common stock decreased.

          On October 15, 1996, the Company consummated the purchase of the Prism Warrant to acquire 15% of the outstanding units of Prism and the purchase of the Prism Option to acquire all of the outstanding equity interests of Prism. Prism is a newly created entity which owns a United States patent and has filed two patent applications for lenses which are surgically implanted in the eye and are designed to improve central field loss, a cause of blindness. The Company paid to Prism a purchase price of $1,165,000 for the Prism Warrant, which is exercisable at any time on or before December 31, 2001, at an exercise price of $150. The purchase price for the Prism Option was $400,000, and, if exercised, will require the payment of $5,000,000 for the acquisition by the Company of all of the outstanding equity interests of Prism. The exercise of the Prism Option is not conditioned upon the exercise of the Prism Warrant. The purchase price for the Prism Option and the Prism Warrant is required to be used solely by Prism for development and commercialization of Prism's proprietary technology. Dr. Gupta, the Executive Vice President of Engineering, Research and Development, and a director of the Company, and his wife are the owners of approximately 46% of the outstanding equity interests of Prism. The Company permits Dr. Gupta to allocate approximately 20% of his business time to the operations of Prism. Under the terms of the Merger Agreement, the Company may not exercise the Prism Option without the Parent's consent until the earlier of the termination of the Merger Agreement and the consummation of the Merger.

          In 1996, the Company issued an aggregate of 880,943, 1,122 and 561 shares of common stock to CVCA, Dr. Blum and Mr. Padula, respectively, in connection with the exercise of warrants for an effective total exercise price of $6,965, $89 and $44, respectively.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     Documents filed as part of this Report:

          1. Financial Statements. See Index to Financial Statements included on page F-1.

          2. Financial Statement Schedules. All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

          3.    List of Exhibits.  See Index to Exhibits included on page E-1.

        (b)     Reports on Form 8-K:

          During the quarter ended December 31, 1996, the Company filed a Current Report on Form 8-K on October 10, 1996, with respect to the signing of a letter of intent to acquire the Prism Warrant and the Prism Option. In addition, the Company filed a Current Report on Form 8-K on October 18, 1996, with respect to the consummation of the acquisition of the Prism Warrant and the Prism Option.

          The Company filed a Current Report on Form 8-K on November 26, 1996, with respect to the Company's independent auditors updating their February 9, 1996 independent auditors' report to February 9, 1996, except as to Note 14, which is as of March 20, 1996, on the Company's balance sheets as of December 31, 1994 and 1995, and the related statements of loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995, which appeared in the Prospectus of the Company, dated March 14, 1996 (the "Prospectus"). The updated independent auditors' report removed an explanatory paragraph relating to the Company's ability to continue as a going concern. In addition, Note 14 to the Company's financial statements was revised to remove the discussion of management's plans regarding the Company's ability to continue as a going concern and to reflect that the Company had consummated a public offering of 3,000,000 shares of its common stock on March 20, 1996.

          On February 26, 1997, the Company filed a Current Report on Form 8-K announcing the Merger Agreement and on March 24, 1997, the Company filed a Current Report on Form 8-K announcing the consummation of the Merger.

          All of the matters described above were reported under Item 5 in the Current Reports on Forms 8-K.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INNOTECH, INC.

                                                /s/ Ronald D. Blum
                                             By:_________________________
                                                Ronald D. Blum, O.D.
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ronald D. Blum            Chairman of the Board, Chief        March 28, 1997
----------------------------  Executive Officer, Secretary and
Ronald D. Blum, O.D.          Director (Principal Executive
                              Officer)


/s/ Jo Ann Swasey             Chief Financial Officer,            March 28, 1997
----------------------------  Treasurer and Controller
Jo Ann Swasey                 (Principal Financial and
                              Accounting Officer)

                              Director                            March 28, 1997
----------------------------
Peter S. Galloway

/s/ James R. Hilton           Director                            March 28, 1997
----------------------------
James R. Hilton

INNOTECH, INC.

Index to Financial Statements

================================================================================
                                                                            PAGE

Independent Auditors' Report ........................................       F-2

Financial Statements:

    Balance Sheets as of December 31, 1996 and 1995 .................       F-3

    Statements of Loss for the years ended December 31,
       1996, 1995 and 1994 ..........................................       F-5

    Statements of Stockholders' Equity (Deficit) for the
       years ended December 31, 1996, 1995 and 1994 .................       F-6

    Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994 .............................       F-10

    Notes to Financial Statements ...................................       F-12

================================================================================

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Innotech, Inc. :

We have audited the accompanying balance sheets of Innotech, Inc. as of December 31, 1996 and 1995, and the related statements of loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innotech, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                        KPMG Peat Marwick LLP

Roanoke, Virginia
February 7, 1997, except as
  to note 15, which is as of
  March 21, 1997

INNOTECH INC.

Balance Sheets

December 31, 1996 and 1995
================================================================================

                                                                           December 31,
                                                                  --------------------------
Assets                                                                1996          1995
                                                                  ------------   -----------
Current assets:
   Cash and cash equivalents (note 13)                             $13,246,273   $ 4,921,700
   Accounts receivable, net (notes 2, 5 and 11):
    Trade, net of allowance for doubtful accounts of $88,367
      and $92,367 at December 31, 1996 and 1995, respectively       2,550,892     2,135,568
    Other                                                               82,420        28,709
                                                                   -----------   -----------
    Total accounts receivable, net                                   2,633,312     2,164,277
                                                                   -----------   -----------
    Inventories (note 5):
       Raw materials                                                 1,752,148       891,306
       Work-in-process                                                  83,021       274,794
       Finished goods                                                4,693,663      1,454,667
                                                                   -----------   -----------
  Total inventories                                                  6,528,832     2,620,767
                                                                   -----------   -----------
  Prepaid expenses and other current assets                            498,942       241,950
                                                                   -----------   -----------
Total current assets                                                22,907,359     9,948,694
                                                                   -----------   -----------
Property and equipment, net (notes 4,5 and 6)                        3,528,897     1,790,075
Investment in Prism Ophthalmics, L.L.C. (notes 12 and 13)            1,565,000            --
Deferred public offering charges (note 14)                                  --       333,430

Other assets, net of accumulated amortization (note 5):
  Organization costs                                                    10,790        18,882
  Patents and technology rights                                      1,603,166     1,337,387
  Debt issuance costs                                                   50,315        72,677
  Deferred loss on sale/leaseback (note 6)                              15,575        25,958
                                                                   -----------   -----------
Total other assets                                                   1,679,846     1,454,904
                                                                   -----------   -----------
Total assets                                                       $29,681,102   $13,527,103
============================================================================================

See accompanying notes to financial statements.

================================================================================

                                                                                     December 31,
                                                                             ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                             1996         1995
                                                                             ------------   ------------
Current liabilities:
   Current installments of long-term debt (notes 5 and 13)                   $      16,668  $     63,332
   Current installments of obligations under capital leases (note 6)               190,841       182,804
   Accounts payable                                                              1,982,785     2,034,560
   Accrued expenses and other current liabilities (note 12)                      1,334,696       772,510
   Customer deposits                                                                54,068       149,439
   Liability to financing companies (note 12)                                       10,494        61,076
   Option payment (note 12)                                                             --     1,500,000
                                                                             -------------  ------------
Total current liabilities                                                        3,589,552     4,763,721

Long-term debt, net of unamortized discount of $207,929 at
  December 31, 1996 and $300,341 at December 31, 1995,
   excluding current installments (notes 5 and 13)                               2,492,071     2,416,327
Obligations under capital leases, excluding current installments
   (note 6)                                                                        172,723       364,903
                                                                             -------------  ------------
Total liabilities                                                                6,254,346     7,544,951
                                                                             -------------  ------------
Common stock subject to put/call agreement (85,000 shares) (notes 7 and 15)        834,063            --


Stockholders' equity (notes 5,7, 8, 11, 12, 14 and 15):
   Series A convertible, redeemable preferred stock, $.001 par value.
      Authorized 850,000 shares at December 31, 1995; issued and
      outstanding none at December 31, 1996 and 700,000 shares at                       --     8,080,207
      December 31, 1995

   Series B convertible, redeemable preferred stock, $.001 par value.
      Authorized 152,500 shares at December 31, 1995; issued and outstanding none at December 31, 1996 and 152,500 shares
      at December 31, 1995                                                              --     1,510,260

   Series D convertible, redeemable preferred stock, $.001 par value.
      Authorized 2,150,000 shares at December 31, 1995; issued and
      outstanding none at December 31, 1996 and 1,999,999 shares at                     --    13,011,157
      December 31, 1995

   Common stock, $.001 par value. Authorized 70,000,000 shares;
      issued and outstanding 8,870,603 and 772,991 shares at December 31,
      1996 and 1995, respectively                                                   8,871            773

   Common stock warrants, 102,481 and 1,207,052 issued and outstanding
      at December 31, 1996 and 1995, respectively                                  78,552      7,878,377
   Additional paid-in capital                                                  64,179,883      5,844,007
   Deferred compensation                                                       (1,474,233)    (1,937,453)
   Accumulated deficit                                                        (40,200,380)   (28,405,176)
                                                                             ------------   ------------
Total stockholders' equity                                                     22,592,693      5,982,152

Commitments and contingencies (notes 5,6,7, 8, 12 and 15)
                                                                             ------------   ------------
Total liabilities and stockholders' equity                                   $ 29,681,102   $ 13,527,103

================================================================================

INNOTECH, INC.

Statements of Loss

Years Ended December 31, 1996, 1995 and 1994

================================================================================

                                                                         Years Ended December 31,
                                                               ------------------------------------------
                                                                   1996             1995          1994
Net sales (notes 11 and 12)                                     $ 10,120,640   $  6,438,202   $ 4,104,571
Cost of sales                                                      7,635,812      5,368,238     3,963,276
                                                                ------------   ------------   -----------
Gross profit                                                       2,484,828      1,069,964       141,295

Selling, general and administrative expenses (note 12)            11,433,842      8,129,907     6,327,822
Research and development costs, net of revenues of
  $160,000 earned on a development agreement for
  the year ended December31, 1995 (note 10)                        2,186,006      1,830,079     1,732,118
                                                                ------------   ------------   -----------
Operating loss                                                   (11,135,020)    (8,890,022)   (7,918,645)

Other income (deductions):
 Interest expense                                                   (517,462)    (1,192,596)     (624,255)
 Interest income                                                     840,243        112,766        25,893
 Other, net (note 10)                                                (10,213)       (10,382)      349,274
                                                                ------------   ------------   -----------
Other income (deductions), net                                       312,568     (1,090,212)     (249,088)
                                                                ------------   ------------   -----------
Loss before extraordinary item                                   (10,822,452)    (9,980,234)   (8,167,733)

Extraordinary item - loss on extinguishment of debt
 (note 5)                                                                --        (612,538)          --
                                                                ------------   ------------   -----------
Net loss                                                        $(10,822,452)  $(10,592,772)  $(8,167,733)
                                                                ============   ============   ===========
Net loss per common share (pro forma for 1995, unaudited)       $      (1.44)  $      (1.70)
                                                                ============   ============
Weighted average number of common shares outstanding
 (pro forma for 1995, unaudited)                                   7,492,608      6,223,932
                                                                ============   ============

================================================================================
See accompanying notes to financial statements.

INNOTECH, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

================================================================================

                                                                     SERIES A              SERIES B               SERIES C
                                                                   CONVERTIBLE,          CONVERTIBLE,            CONVERTIBLE,
                                                                    REDEEMABLE            REDEEMABLE              REDEEMABLE
                                                                 PREFERRED STOCK       PREFERRED STOCK         PREFERRED STOCK
                                                            -----------------------  ----------------------  --------------------
                                                              SHARES       AMOUNT      SHARES      AMOUNT      SHARES     AMOUNT
                                                            ---------    ----------  ---------   ----------  ---------  ---------
Balance, December 31,1993                                     700,000    $6,623,632         --   $      --         --   $      --

Issuance of common stock for cash ($23.04 per share)               --            --         --          --         --          --

Issuance of preferred stock for cash ($10 per share,
  less issuance costs of $179,326) (note 7)                        --            --    108,500     905,674         --          --

Exchange of common stock for Series B Convertible,
  Redeemable Preferred Stock (exchange rate of .4341)              --            --     44,000     440,000         --          --

Issuance of common stock warrants (notes 5 and 8)                  --            --         --          --         --          --

Exercise of common stock options ($15.97 per share)                --            --         --          --         --          --
  (note 8)

Accretion on convertible, redeemable preferred stock
  (note 7)                                                         --        98,287         --       21,519        --          --

Undeclared dividends on convertible, redeemable preferred
  stock (note 7)                                                   --       630,000         --           --        --          --

Amortization of deferred compensation (note 8)                     --            --         --           --        --          --

Net loss                                                           --            --         --           --        --          --
                                                            ---------    ----------  ---------   ----------  ---------  ---------
Balance, December 31, 1994                                    700,000     7,351,919    152,500    1,367,193        --          --

Issuance of common stock pursuant to litigation settlement         --            --         --           --        --          --
  (note 12)

Issuance of preferred stock for cash ($10 per share, less
 issuance costs of $387,019 and allocation to common
 stock warrants of $2,202,412) (notes 7 and 8)                     --            --         --           --   357,955      990,122

Conversion of outstanding long-term debt to convertible,
  redeemable preferred stock ($10 per share, less
  allocation to common stock warrants of $823,721)
  (notes 5, 7 and 8)                                               --            --         --           --    40,000      153,890

Exchange of Series C Convertible, Redeemable Preferred
 Stock for Series D Convertible, Redeemable Preferred
  Stock (note 7)                                                   --            --         --           --  (397,955)  (1,574,749)

Issuance of preferred stock for cash ($10 per share, less
  issuance costs of $1,365,395 and allocation to common
  stock warrants of $3,575,819) (notes 7 and 8)                    --            --         --           --        --           --

Issuance of preferred stock in exchange for professional
  services ($10 per share) (note 7)                                --            --         --           --        --           --

Exercise of common stock options (4 shares at $15.97 per
  share and 249 shares at $6.56 per share) (note 8)                --            --         --           --        --           --

Issuance of common stock warrants (note 8)                         --            --         --           --        --           --

Exercise of common stock warrants (8,362 shares at $.0079
  per share and 4,366 shares at $0.79 per share) (note 8)          --            --         --           --        --           --

Expiration and cancellation of common stock warrants (note 8)      --            --         --           --        --           --

Accretion on convertible, redeemable preferred stock (note 7)      --        98,288         --        28,692       --       225,043

                                                                                                                           Total
      Series D                                        Common               Additional                                 Stockholders'
Convertible, Redeemable          Common                Stock                Paid-in       Deferred    Accumulated        Equity
    Preferred Stock               Stock              Warrants               Capital     Compensation    Deficit         (Deficit)
-----------------------     -----------------   ----------------------      -------------  ------------  -----------  -------------
                                                Equivalent
   Shares      Amount      Shares     Amount     Shares        Amount
-----------  -----------  --------- ---------   ----------   ---------
         --  $        --    704,281  $   704        43,720   $      --     $2,719,519      $(155,676)  $ (6,452,279)    $ 2,735,900

         --           --     19,099       19            --          --        439,981             --              --        440,000

         --           --         --       --            --          --             --             --              --        905,674

         --           --    (19,099)     (19)           --          --       (439,981)            --              --             --

         --           --         --       --       242,904    1,372,690            --             --              --      1,372,690

         --           --          4       --            --           --            68             --              --             68

         --           --         --       --            --           --            --             --       (119,806)             --

         --           --         --       --            --           --            --             --       (630,000)             --

         --           --         --       --            --           --            --         48,536              --         48,536

         --           --         --       --            --           --            --             --     (8,167,733)     (8,167,733)
-----------  -----------  --------- ---------   ----------   ---------     ----------      ---------    -----------     -----------
         --           --    704,285      704       286,624    1,372,690     2,719,587       (107,140)   (15,369,818)     (2,664,865)

         --           --     55,725       56            --           --       511,836             --             --         511,892

         --           --         --       --       336,382    2,202,412            --             --             --       3,192,534

    215,327    1,575,657         --       --       125,810      823,721            --             --             --       2,553,268

    418,525    1,574,749         --       --            --           --            --             --             --              --

  1,333,025    8,389,044         --       --       546,147    3,575,819            --             --             --      11,964,863

     33,122      331,213         --       --            --           --            --             --             --         331,213

         --           --        253       --            --           --         1,699             --             --           1,699

         --           --         --       --         4,220           --            --             --             --              --

         --           --     12,728       13       (12,728)     (96,265)       96,663             --             --             411

         --           --         --       --       (79,403)          --            --             --             --              --

         --      554,919         --       --            --           --            --             --       (906,942)             --

                                                                     (CONTINUED)


INNOTECH, INC.

Statements of Stockholders' Equity (Deficit)


-----------------------------------------------------------------------------------------------------------------------------------

                                                Series A                          Series B                         Series C
                                         Convertible, Redeemable           Convertible, Redeemable         Convertible, Redeemable
                                            Preferred Stock                    Preferred Stock                 Preferred Stock
-----------------------------------------------------------------------------------------------------------------------------------

                                           Shares       Amount               Shares       Amount             Shares       Amount
                                         -----------------------           -----------------------         -----------------------
 Undeclared dividends on convertible,
  redeemable preferred stock (note 7)          --    $   630,000                --     $  114,375                --   $   205,694

 Deferred compensation related to stock
  options (note 8)                             --             --                --             --                --            --

 Amortization of deferred compensation
  (note 8)                                     --             --                --             --                --            --

 Net loss                                      --             --                --             --                --            --
------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1995               700,000      8,080,207           152,500      1,510,260                --            --

Issuance of Series D Convertible,
  Redeemable Preferred Stock in
  satisfaction of option payment
  liability (note 12)                          --             --                --             --                --            --

Exchange of Series A Convertible,
  Redeemable Preferred Stock for
  common stock (cash paid in lieu of
  16.8 fractional shares of common
  stock at $10 per share) (note 7)       (700,000)    (8,242,069)               --             --                --            --

Exchange of Series B Convertible,
  Redeemable Preferred Stock for
  common stock (cash paid in lieu of
  10.4 fractional shares of common
  stock at $10 per share) (note 7)             --             --          (152,500)    (1,547,141)               --            --

Exchange of Series D Convertible,
  Redeemable Preferred stock for
  common stock (cash paid in lieu
  of 43.6 fractional shares of
  common stock at $10 per share)
  (note 7)                                     --             --                --             --                --            --

Issuance of common stock for cash
  ($10 per share, less issuance
  costs of $3,758,103; cash paid
  in lieu of 52.9 fractional
  shares of common stock at $10
  per share) (note 14)                         --             --                --             --                --            --

Exercise of common stock options
  (12,204 shares at $.0079 per
  share, 19,146 shares at $.079
  per share and 9,454 shares at
  $6.556 per share) (note 8)                   --             --                --             --                --            --

Exercise of common stock
  warrants (1,047,018 shares at
  $.0079 per share and 79,561
  shares at $.079 per share)
  (note 8)                                     --             --                --             --                --            --

Expiration and forfeiture of
  common stock warrants (note 8)               --             --                --             --                --            --

Conversion of preferred stock
  warrants to common stock
  warrants (note 8)                            --             --                --             --                --            --

Reclassification of common
  stock subject to put/call
  agreement (note 7)                           --             --                --             --                --            --

Accretion on convertible,
  redeemable preferred stock
  (note 7)                                     --         21,844                --          6,377                --            --

Undeclared dividends on
  convertible, redeemable
  preferred stock (note 7)                     --         140,018               --         30,504                --            --

Amortization of deferred
  compensation (note 8)                        --              --               --             --                --            --

Net loss                                       --              --               --             --                --            --
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                     --    $         --               --     $       --                --    $       --
------------------------------------------------------------------------------------------------------------------------------------

  See accompanying notes to financial statements.



====================================================================================================================================

                                                                                                                           Total
          Series D                                        Common               Additional                              Stockholders'
  Convertible, Redeemable         Common                    Stock               Paid-in      Deferred      Accumulated    Equity
     Preferred Stock              Stock                   Warrants              Capital    Compensation      Deficit     (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                  Equivalent
  Shares         Amount     Shares     Amount       Shares         Amount
-------------------------  --------------------  --------------------------

        -   $    585,575          -  $      -             -   $         -    $         -   $        -   $  (1,535,644) $        -

        -             -           -         -             -             -        2,514,222   (2,514,222)            -           -

        -             -           -         -             -             -              -       683,909              -       683,909

        -             -           -         -             -             -              -            -     (10,592,772)  (10,592,772)
------------------------------------------------------------------------------------------------------------------------------------
 1,999,999    13,011,157     772,991       773     1,207,052     7,878,377      5,844,007   (1,937,453)   (28,405,176)    5,982,152


   150,000     1,500,000          -         -             -             -              -            -              -      1,500,000


        -             -      426,136       426            -             -       8,241,475           -              -           (168)


        -             -      159,042       159            -             -       1,546,878           -              -           (104)


(2,149,999)  (15,285,166)  3,430,104     3,430            -             -      15,281,300           -              -           (436)


        -             -    2,999,947     3,000            -             -      26,238,368           -              -     26,241,368


        -             -       40,804        41            -             -          62,992           -              -         63,033


        -             -    1,126,579     1,127    (1,126,579)   (7,799,825)     7,798,841           -              -            143

        -             -           -         -         (1,407)           -              -            -              -             -

        -             -           -         -         23,415            -              -            -              -             -

        -             -      (85,000)      (85)           -             -        (833,978)          -              -       (834,063)

        -        374,092          -         -             -             -              -            -       (402,313)             -

        -        399,917          -         -             -             -              -            -       (570,439)             -

        -             -           -         -             -             -              -       463,220             -        463,220

        -             -           -         -             -             -              -            -     (10,822,452)  (10,822,452)
------------------------------------------------------------------------------------------------------------------------------------
        -   $         -    8,870,603 $   8,871       102,481   $    78,552    $64,179,883  $(1,474,233)  $(40,200,380) $ 22,592,693
====================================================================================================================================

INNOTECH, INC.

Statements of Cash Flows

Years Ended December 31, 1996, 1995 and 1994

====================================================================================================================================

                                                                                          Years Ended December 31,
                                                                           --------------------------------------------------------
                                                                                  1996                 1995           1994
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                               $ (10,822,452)        $(10,592,772)   $(8,167,733)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Extraordinary item - loss on
        extinguishment of debt (note 5)                                             --              612,538             --
      Depreciation and amortization of
        property and equipment                                                 394,266              320,706        311,269
      Amortization of other assets                                             128,240              177,296        161,999
      Amortization of discounts on borrowings under
        line of credit and long-term debt                                       92,412              328,064        141,019
      Amortization of deferred compensation (note 8)                           463,220              683,909         48,536
      Loss on sale of equipment                                                 12,720               10,382             --
      Loss on litigation settlement (note 12)                                      --              111,892        650,000
      Professional services received in exchange
        for common stock (note 12)                                                  --              331,213             --
      Provision for doubtful accounts                                           25,432               75,000        100,398
      Net (increase) decrease in:
        Temporary investments                                                       --                   --        401,488
        Accounts receivable, net                                              (494,467)          (1,309,891)       158,643
        Note receivable from officer (note 3)                                       --                   --         11,964
        Inventories                                                         (3,908,065)            (831,988)      (418,876)
        Prepaid expenses and other current assets                             (256,992)             (65,397)       (76,757)
     Net increase (decrease) in:
        Accounts payable                                                       (51,775)            (302,709)       368,096
        Accrued expenses and other current liabilities                         562,186              350,959        227,464
        Customer deposits                                                      (95,371)            (173,348)      (501,020)
        Liability to financing companies                                       (50,582)            (279,704)       340,780
----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                       (14,001,228)         (10,553,850)    (6,242,730)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                        (2,146,413)            (533,712)      (531,067)
  Proceeds from sale of equipment                                                12,300              500,000             --
  Investment in Prism Ophthalmics, L.L.C. (note 12)                          (1,565,000)                  --             --
  Additions to other assets                                                    (363,565)            (212,135)      (467,346)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                        (4,062,678)            (245,847)      (998,413)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase (decrease) in borrowings under
   line of credit                                                                   --             (575,000)       575,000
  Proceeds from issuance of long-term debt                                          --              900,000      5,055,732
  Payments on long-term debt and capital leases                               (248,787)          (1,049,148)       (10,724)
  Proceeds from issuance of common stock, net
   of issuance costs                                                        26,638,503                2,110        440,068
  Proceeds from issuance of preferred stock
   and common stock warrants, net of issuance costs                                 --           15,157,397        905,674

                                                                                                                (Continued)

INNOTECH, INC.

Statements of Cash Flows




                                                                   Years Ended December 31,
                                                            ---------------------------------------
                                                                   1996        1995         1994
                                                            ---------------------------------------
Proceeds from option payment (note 12)                         $       --  $ 1,500,000   $       -
Deferred public offering charges (note 14)                             --     (333,430)          -
Cash paid in lieu of fractional shares of common stock             (1,237)           -           -
---------------------------------------------------------------------------------------------------

Net cash provided by financing activities                      26,388,479   15,601,929    6,965,750
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            8,324,573    4,802,232     (275,393)

Cash and cash equivalents, beginning of year                    4,921,700      119,468      394,861
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                        $13,246,273  $ 4,921,700   $  119,468
                                                              =====================================

   Supplemental disclosures of cash flows information:

      Cash paid for interest                                  $   518,047  $ 1,193,251   $  474,413
                                                              =====================================

  Noncash transactions:

    Capital lease obligations of $1,312, $608,576 and $105,003 were incurred in 1996, 1995 and 1994 when the Company entered into several leases for equipment.

    150,000 shares of Series D Convertible, Redeemable Preferred Stock were issued in 1996 to satisfy the option payment liability (note 12).

    700,000 shares, 152,500 shares and 2,149,999 shares of Series A, Series B and Series D Convertible, Redeemable Preferred Stock, respectively, with accrued dividends thereon, were exchanged for 4,015,282 total shares of common stock in 1996.

    Long-term debt of $2,521,732, with related accrued interest payable of $31,536, was converted into a combination of 40,000 shares and 215,327 shares of Series C Convertible, Redeemable Preferred Stock and Series D Convertible, Redeemable Preferred Stock, respectively, and 125,810 Class I warrants in 1995.

    397,955 shares of Series C Convertible, Redeemable Preferred Stock, with accrued dividends thereon of $205,694, were exchanged for 418,525 shares of Series D Convertible, Redeemable Preferred Stock in 1995.

    55,725 shares of common stock and a note payable for $240,000 were issued in 1995 to satisfy accrued litigation costs (note 12).

    19,099 shares of common stock were exchanged for 44,000 shares of Series B
      Convertible, Redeemable Preferred Stock, with a value of $440,000, in 1994.

    Discounts on borrowings under line of credit and long-term debt of $175,977 and $1,196,713, respectively, were recorded in 1994 in connection with the issuance of common stock warrants.

See accompanying notes to financial statements.

INNOTECH, INC.

Notes to Financial Statements

December 31, 1996 and 1995 and
Years Ended December 31, 1996, 1995 and 1994



(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Innotech, Inc. (the Company) develops, manufactures and sells lens products and desk-top fabrication systems for plastic eyeglass lenses. The Company's fabrication system (the System) is comprised of equipment, which includes a curing chamber, glass molds and accessories, and proprietary plastic single vision optics (Power Plates) and polymerizable resins.

     CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 1996 and 1995, the Company had cash equivalents totaling $13,528,829 and $5,176,206, respectively, comprised of money market funds and overnight investments with two financial institutions.

     INVENTORIES

     Inventories are valued at the lower of cost (determined on the first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using both straight-line and accelerated methods over the estimated useful lives of the assets. Estimated useful lives are five to fifteen years for equipment and seven years for furniture and fixtures. Leasehold improvements are amortized straight line over the shorter of the lease term or estimated life of the asset. Maintenance, repairs and minor replacements are charged to expense as incurred; major renewals and betterments are capitalized. The cost and related accumulated depreciation or amortization on property and equipment are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the determination of net income or loss.

     Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the leases. These assets are amortized over the estimated useful lives of the assets.

     INVESTMENT IN PRISM OPHTHALMICS, L.L.C.

     The investment in Prism Ophthalmics, L.L.C. is accounted for using the cost method, which approximates the equity method (see note 12).


                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements



(1)  (CONTINUED)

     DEFERRED PUBLIC OFFERING CHARGES

     Deferred public offering charges represent deferred costs related to the public offering of the Company's common stock (see note 14). These deferred costs were charged against the gross proceeds of the public offering.

     OTHER ASSETS

     Organization costs and patents and technology rights are being amortized over periods of five and seventeen years, respectively, using the straight-line method. Debt issuance costs are being amortized on a straight-line basis over the related debt repayment periods, ranging from eight months to five years. Deferred loss on sale/leaseback is being amortized on a straight-line basis over the forty-two month term of the related lease.

     CUSTOMER DEPOSITS

     Customer deposits reflect deposits made when purchase orders are placed.

     REVENUE RECOGNITION

     Revenue is recognized at the time of product shipment or delivery to the customer, based on shipping terms. The purchase price of the System includes a one-year limited warranty; however, since warranty costs have been nominal, the Company does not accrue a specific warranty reserve.

     INCOME TAXES

     Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income or loss in the period that includes the enactment date.

     NET LOSS PER COMMON SHARE

     Net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the year. Convertible, redeemable preferred stock has been considered converted into common stock on the respective original dates of issuance. Common stock options and common stock warrants have been excluded in the calculation of weighted average number of common shares outstanding as their effect would be anti-dilutive.

                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements


(1)  (CONTINUED)

     PRO FORMA NET LOSS PER COMMON SHARE (UNAUDITED)

     Pro forma net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common stock and convertible, redeemable preferred stock issued by the Company during the 12 months immediately preceding the public offering (see note 14), plus common stock options and common stock warrants issued during the same period, have been included in the calculation of pro forma weighted average number of common shares outstanding for all periods presented (using the treasury stock method and the initial public offering price of $10.00 per share). In addition, the calculation of the pro forma weighted average number of common shares outstanding also includes shares of common stock as if all shares of convertible, redeemable preferred stock, which were not issued during the 12 months immediately preceding the public offering, were converted into common stock on the respective original dates of issuance.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     STOCK OPTIONS

     Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income or loss and pro forma net income or loss per common share disclosures for stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements


(1)    (CONTINUED)

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121), on January 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of Statement 121 in 1996 did not have a material impact on the Company's financial position, results of operations or liquidity.


(2)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of the changes in the allowance for doubtful accounts follows:


                                                        Years Ended December 31,
                                              ----------------------------------------------
                                                 1996             1995                1994
--------------------------------------------------------------------------------------------
Balances, beginning of year                   $ 92,367        $   16,000       $      16,000
Provision for doubtful accounts                 25,432            75,000             100,398
Recoveries of accounts written off                   -             1,367                   -
Accounts written off                           (29,432)                -            (100,398)
--------------------------------------------------------------------------------------------
Balances, end of year                         $ 88,367        $   92,367       $      16,000
============================================================================================


(3)    NOTE RECEIVABLE FROM OFFICER

     The Company had an agreement with an officer to extend loans through December 1, 1993 in the aggregate of up to $60,000. Under the officer's employment agreement, the outstanding balance of the loans would be forgiven by the Company in the form of a bonus, based upon the satisfaction of certain performance criteria. The Company recognized $11,964 of bonus expense related to these loans for the year ended December 31, 1994.

                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements


(4)    PROPERTY AND EQUIPMENT, NET

     A summary of property and equipment, net follows:

                                                      December 31,
                                             -----------------------------
                                                  1996             1995
--------------------------------------------------------------------------
Equipment (note 6)                            $ 3,651,200      $ 1,464,770
Furniture and fixtures                            146,926          109,452
Leasehold improvements                            491,381          320,196
Construction in progress                           58,400          347,335
--------------------------------------------------------------------------
                                                4,347,907        2,241,753
Less accumulated depreciation and
  amortization                                   (819,010)        (451,678)
--------------------------------------------------------------------------

Property and equipment, net                   $ 3,528,897      $ 1,790,075
==========================================================================


(5)  LONG-TERM DEBT AND BORROWINGS UNDER LINE OF CREDIT

     Long-term debt consists of the following:


                                                            December 31,
                                                      -------------------------
                                                         1996             1995
-------------------------------------------------------------------------------
13% promissory notes, with interest payable
  monthly and principal due in a single installment
  on March 22, 1999, collateralized by equipment,
  inventories, receivables and intangible assets       $ 2,700,000  $ 2,700,000


Promissory note, with monthly principal payments of
  $7,500 through April 1996 and $4,167 from May
  1996 through April 1997, with interest payable
  monthly at 7% commencing May 1996, collateralized
  by two patents                                            16,668       80,000
-------------------------------------------------------------------------------
Total long-term debt                                     2,716,668    2,780,000

Less unamortized discount                                 (207,929)    (300,341)
-------------------------------------------------------------------------------
Total long-term debt, net of unamortized discount        2,508,739    2,479,659

Less current installments of long-term debt               (16,668)      (63,332)
-------------------------------------------------------------------------------
Long term debt, excluding current installments        $ 2,492,071   $ 2,416,327
===============================================================================


                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements


(5)    (CONTINUED)

     At December 31, 1996, long-term debt matures as follows:

Years Ending December 31,
-------------------------------------------------------------------
         1997                                           $    16,668
         1998                                                     -
         1999                                             2,700,000
-------------------------------------------------------------------
Total                                                   $ 2,716,668
===================================================================

The promissory notes contain restrictive provisions prohibiting the payment of dividends and certain covenants relative to other nonfinancial matters.

During 1995, unsecured subordinated notes and certain promissory notes were either converted to preferred stock or repaid. In connection with the debt extinguishment, the Company recognized an extraordinary loss of $612,538, consisting of the write-off of both the unamortized discount on the debt and the unamortized portion of debt issuance costs.

The Company had a $1,000,000 open-end revolving line of credit with a commercial bank to provide interim working capital. The line of credit was paid in full and expired during 1995.

During 1994, detachable warrants to purchase 224,398 shares of the Company's common stock were issued in connection with its long-term debt (see note 8). A total of $1,196,713 of the proceeds from long-term debt was allocated to the detachable warrants, based on the estimated fair values of the warrants at the dates issued, and has been reflected as common stock warrants in the accompanying financial statements. The related reduction in the recorded principal amounts of long-term debt is being amortized as interest expense over the life of the debt.

During 1994, detachable warrants to purchase 18,506 shares of the Company's common stock were issued in connection with a revolving line of credit (see note 8). A total of $175,977 of the proceeds from borrowings under the line of credit was allocated to the detachable warrants, based on the estimated fair value of the warrants at the date issued, and has been reflected as common stock warrants in the accompanying financial statements. The related reduction in the recorded borrowings outstanding under the line of credit was amortized as interest expense over the term of the line of credit.

                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements


(6)  LEASES

The Company is obligated under various leases for certain facilities and equipment. The following schedule analyzes equipment under leases that have been accounted for as capital leases and are reported in the accompanying balance sheets:

                                                        December 31,
                                              ----------------------------
                                                   1996            1995
--------------------------------------------------------------------------
Equipment under capital leases                $   690,819      $   713,579
Less accumulated amortization                    (207,989)        (121,742)
--------------------------------------------------------------------------

Equipment under capital leases, net           $   482,830      $   591,837
==========================================================================

At December 31, 1996, minimum rental payments due under capital and operating leases with original terms in excess of one year are as follows:


                                                 Capital         Operating
                                                 Leases           Leases
---------------------------------------------------------------------------
        Years Ending December 31,
                    1997                       $  215,275       $   132,431
                    1998                          164,491           135,742
                    1999                           13,323           139,814
                    2000                                -           144,009
                    2001                                -           148,329
                    Thereafter                          -           839,923
---------------------------------------------------------------------------
Total minimum lease payments                      393,089       $ 1,540,248
                                                                ===========

Less imputed interest (rates ranging from 8%
   through 24%)                                   (29,525)
---------------------------------------------------------
Present value of net minimum lease payments       363,564

Less current installments of obligations under
    capital leases                               (190,841)
---------------------------------------------------------
Obligations under capital leases, excluding
    current installments                       $  172,723
=========================================================

On January 3, 1995, the Company entered into a sale/leaseback agreement which provided for the sale and leaseback of certain equipment. This equipment, with a net book value of $536,340, was sold for $500,000 and was leased back by the Company over a 42-month period at $14,544 per month.
The $36,340 loss on the sale of the equipment is being amortized over the life of the lease. The agreement requires the Company to repurchase all of the equipment at the end of the lease term for an amount equal to its fair market value, but not less than $50,000 or more than $150,000, or to extend the lease an additional 12 months at $10,500 per month and purchase all of the equipment at the end of the extended lease term for $12,500.


                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements

(6)    (CONTINUED)

     Total rent expense under operating leases was $185,565, $171,050 and $112,498 for the years ended December 31, 1996, 1995 and 1994, respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.


(7)  STOCKHOLDERS' EQUITY

     Common Stock Subject to Put/Call Agreement:

     Effective July 19, 1996, the Company and its Chairman and Chief Executive Officer (CEO) entered into a Put/Call Agreement (the Agreement). The Agreement provides for the sale by the Company's CEO and his permitted assigns to the Company and for the purchase by the Company from the Company's CEO of an aggregate of 85,000 shares of common stock. The exercise price for the put and call is $9.8125 per share, based on the average of the closing sales prices of the Company's common stock for the ten days immediately preceding the date on which the CEO gave notice with respect to the exercise price. The put and call options of the Company's CEO and the Company pursuant to such Agreement expire on September 10, 1997 (see note 15). The aggregate exercise price of $834,063 has been removed from stockholders' equity and reflected as common stock subject to put/call agreement on the December 31, 1996 balance sheet.

   Common Stock:

     The Company effected a 1-for-7.89789 reverse stock split of common stock on December 21, 1995. All share and per share data, as well as all preferred stock conversion ratios, stock options and warrants, have been adjusted retroactively to reflect this stock split.

     At December 31, 1996 and 1995, there were 70,000,000 authorized shares of common stock, $.001 par value. Of the shares authorized but unissued at December 31, 1996 and 1995, approximately 2,010,000 shares and 6,725,000 shares, respectively, were reserved for the conversion of preferred stock and for stock options and warrants (see note 8). Upon the consummation of the Company's initial public offering of common stock (see note 14), all outstanding shares of preferred stock were converted into common stock.

     Preferred Stock:

     The Company had authorized a total of 5,000,000 shares of preferred stock, of which 850,000 shares were authorized for Series A Convertible, Redeemable Preferred Stock (Series A Stock), 152,500 shares were authorized for Series B Convertible, Redeemable Preferred Stock (Series B Stock) and 2,150,000 shares were authorized for Series D Convertible, Redeemable Preferred Stock (Series D Stock) (collectively Preferred Stock). On March 20, 1996, upon the

                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements

(7)  (CONTINUED)

     consummation of the Company's initial public offering of common stock (see note 14), all outstanding shares of Preferred Stock and accrued dividends thereon, as defined, were converted into common stock. In addition, the Company filed an amendment to its Amended and Restated Certificate of Incorporation which deleted the provisions regarding the rights, preferences and privileges of the Preferred Stock, and replaced them with a provision that enables the Board of Directors of the Company to issue up to an authorized total of 5,000,000 shares of preferred stock at its discretion.

     Prior to the conversion of the Preferred Stock, the Company was obligated to offer to redeem on June 30, 2000 at the liquidation value of $10 per share, plus any accrued and unpaid dividends, any outstanding shares of the Preferred Stock not previously converted into common stock. The Preferred Stock was recorded at fair value on the date of issuance less issuance costs. The excess of the liquidation value over the carrying value was being accreted by periodic charges to accumulated deficit over the life of the issue.

     The holders of the Preferred Stock were entitled to receive cumulative dividends at the rate of 9 percent per annum accruing from the date of issuance. In the event of a liquidation and with respect to the payment of dividends, the Series D Stock was senior in rank to the common stock, the Series A Stock and the Series B Stock. All accrued dividends were to be paid only upon a merger, sale of control, consolidation (and certain similar events) or liquidation of the Company. In the event of a liquidation of the Company, the holders of the Series D Stock were entitled to receive, prior and in preference to any distributions to all other Company equity holders, a per share liquidation preference equal to $10.00 plus accrued and unpaid dividends through the date of the liquidation for each share of Series D Stock (the Liquidation Preference). Thereafter, any remaining payments were to be paid to holders of shares of the Series A Stock and the Series B Stock up to their respective Liquidation Preferences, and the holders of common stock and the holders of Series D Stock (on a common stock equivalent basis) were to share in any remaining payments, pro rata based upon their respective stockholdings.


(8)    STOCK OPTIONS AND WARRANTS

   Stock Options:

     Pursuant to various stock option agreements, the Company has granted options to acquire the Company's common stock to certain officers, directors, employees and consultants of the Company.


                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements

(8)    (CONTINUED)

The aggregate number of shares under option pursuant to these agreements follows:


                                                         Number   Weighted Average   Option Price
                                                       of Shares     Exercise Price     Per Share
-------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1993                   106,204               $00.0158-16.4260
Granted                                                     46,798               $10.6464-15.9695
Exercised                                                       (4)              $        15.9695
Expired                                                    (11,704)              $12.9652-15.9695
------------------------------------------------------------------               ----------------
Options outstanding at December 31, 1994                   141,294               $00.0158-16.4260
Granted                                                  1,256,058    $06.0156   $00.0079-17.2964
Exercised                                                     (253)   $06.7088   $06.5552-15.9695
Expired                                                    (33,830)   $10.0374   $08.6877-15.9695
-------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1995                 1,363,269    $05.9721   $00.0079-16.4260
Granted                                                    309,028    $09.0307   $08.0000-09.6250
Exercised                                                  (40,804)   $01.5873   $00.0079-06.5560
Expired                                                   (34,243)    $05.1502   $00.0200-15.5000
-------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996                 1,597,250    $10.0464   $00.0790-16.4260
=================================================================================================

Generally, options vest within one to five years of the grant date (see note 15). Options exercisable at December 31, 1996 and 1995 approximated 1,154,343 and 418,772, respectively, with weighted average exercise prices of $12.41 and $5.99, respectively.

Of the options outstanding at December 31, 1995, 833,518 options had an exercise price of $8.69 per share until August 31, 1996. On the first day of each calendar quarter thereafter, the exercise price was to be increased at a rate of 7.5 percent per quarter. Upon the consummation of the public offering (see note 14), the exercise price was increased to $15.50 per share and the 7.5 percent price increase was eliminated.

In connection with the issuance of Series D Stock during 1995, the Company reduced the option price per share on certain outstanding common stock options to the estimated fair value of the Company's common stock upon issuance of the Series D Stock. As a result, a total of 55,234 options with exercise prices ranging from $10.65 to $17.30 per share were reduced to $6.56 per share.

The per share weighted-average fair values of stock options granted during 1996 and 1995 were $6.76 and $2.04 on the various dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
1996 - expected dividend yield of 0 percent, risk-free interest rate of 6.4 percent, expected volatility of 72.2 percent and an expected life of 10 years; 1995 - expected dividend yield of 0 percent, risk-free interest rate of 6.6 percent, expected volatility of 0 percent and an expected life of 8.6 years.

The Company uses the intrinsic value method of APB Opinion No. 25 for recognizing stock-based compensation in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under the

                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements


(8)    (CONTINUED)

provisions of Statement 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                          Years Ended December 31,
                                  -------------------------------------
                                         1996                1995
-----------------------------------------------------------------------
Net loss:
  As reported                      $  (10,822,452)      $  (10,592,772)
  Pro forma                        $  (11,803,046)      $  (10,611,151)

Net loss per common share:
  As reported                      $        (1.44)
  Pro forma                        $        (1.58)

-------------------------------------------------

Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

The Company has recorded deferred compensation on certain options granted to officers at exercise prices which were less than the estimated fair value of the common stock at the date of the grant of the options. Deferred compensation is recorded as a reduction of stockholders' equity, with a corresponding increase in additional paid-in capital, and is being amortized as compensation expense over the vesting periods of the related options. The Company recognized compensation expense related to these options of $463,220, $683,909 and $48,536 for the years ended December 31, 1996, 1995 and 1994, respectively.

Deferred compensation at December 31, 1996 will be amortized as compensation expense, based on vesting provisions, as follows:

Years Ending December 31,
-----------------------------------------------------------------
             1997                                    $    421,043
             1998                                         392,738
             1999                                         392,738
             2000                                         267,714
-----------------------------------------------------------------
                                                     $  1,474,233
Total
=================================================================

The stock option agreements contain certain accelerated vesting provisions which provide for 100 percent vesting upon certain types of terminations or a change in control, as defined.

Warrants:

During 1994, the Company issued detachable warrants, in conjunction with each of its debt transactions, which entitle the holders to purchase its common stock. Warrants granted in

                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements


(8)    (CONTINUED)

conjunction with the Company's issuance of long-term debt include Class C warrants, Class D warrants, Class E warrants and Class G warrants.
Warrants granted in conjunction with the Company's revolving line of credit were Class H warrants. A portion of the proceeds from the debt transactions was allocated to these warrants, based on the estimated fair value of the warrants at the date issued, and has been reflected as common stock warrants in the accompanying financial statements (see note 5).

During 1995, the Company issued detachable Class I and Class J warrants, in conjunction with the issuance of Series C Convertible, Redeemable Preferred Stock and Series D Stock, which entitle the holders to purchase its common stock. A portion of the proceeds from the Series C Stock and Series D Stock issuances was allocated to the Class I warrants, based on the estimated fair value of the warrants at the date issued, and has been reflected as common stock warrants in the accompanying financial statements. Based on the estimated fair value of the Class J warrants at the date issued, none of the proceeds from the Series D Stock issuance was allocated to these warrants.

A summary of detachable warrants outstanding at December 31, 1996 (see note
15) follows:

                                        Exercise
Warrant                Equivalent      Price per               Expiration
Class       Type           Shares          Share                     Date
--------------------------------------------------------------------------
B       Common Stock    23,415          $  21.35          January 30, 1999
D       Common Stock    63,308          $   6.56            March 31, 2004
G       Common Stock       992          $ 0.0079        September 23, 2004
I       Common Stock    10,546          $ 0.0079            March 29, 2005
J       Common Stock     4,220          $   9.64        September 30, 2004
--------------------------------------------------------------------------


(9)    INCOME TAXES

The Company had no income tax benefit for the years ended December 31, 1996, 1995 and 1994, which differed from amounts computed by applying the U.S. Federal income tax rate of 34 percent to the Company's net loss, as a result of the following:



                                                                Years Ended December 31,
                                                   -------------------------------------------------
                                                           1996          1995            1994
----------------------------------------------------------------------------------------------------
Computed "expected" income tax benefit             $  (3,679,634)    $ (3,601,542)    $  (2,777,029)
Reduction of (increase in) income tax benefit
  resulting from:
     Increase in beginning-of-the-year balance
       of the valuation allowance for deferred
       tax assets                                      4,301,818         3,990,558        3,075,923
     State tax benefit, net of federal tax impact       (432,986)         (416,296)        (320,881)
     Other, net                                         (189,198)           27,280           21,987
-----------------------------------------------------------------------------------------------------
Total                                              $           -      $          -    $           -
=====================================================================================================


                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements

(9)    (CONTINUED)

The significant components of deferred income tax benefit for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                                      Years Ended December 31,
                                                                    -------------------------------------------------------
                                                                               1996            1995            1994
---------------------------------------------------------------------------------------------------------------------------
Deferred tax benefit, exclusive of the increase in
   beginning-of-the-year balance of the valuation
   allowance for deferred tax assets                                     $  (4,301,818)  $   (3,990,558)   $   (3,075,923)
Increase in beginning-of-the-year balance of the
    valuation allowance for deferred tax assets                              4,301,818        3,990,558         3,075,923
---------------------------------------------------------------------------------------------------------------------------
Total                                                                    $           -   $            -    $            -
===========================================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 and 1995 are presented below:


                                                                                                       December 31,
                                                                                            -------------------------------
                                                                                                     1996            1995
---------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                                         $    12,308,403  $    8,075,017
   Organization costs, principally due to capitalization
          for tax purposes                                                                          104,896         174,827
    Defered compensation, principally due to amortization
         for financial reporting purposes                                                           671,757         495,919
    Accrued expenses, principally due to accrual of bonuses
         and vacation for financial reporting purposes                                              164,491         146,603
    Other                                                                                            33,544          45,943
---------------------------------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                                                  13,283,091       8,938,309

    Less valuation allowance                                                                    (13,240,127)     (8,938,309)
---------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                              42,964               -
---------------------------------------------------------------------------------------------------------------------------
Deferred tax liability:
     Property and equipment, principally due to
          differences in depreciation                                                               (42,964)             -
---------------------------------------------------------------------------------------------------------------------------
Total gross deferred tax liability                                                                  (42,964)             -
---------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                                      $             -    $         -
===========================================================================================================================



                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements

(9)    (CONTINUED)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     At December 31, 1996, the Company had net operating loss (NOL) carryforwards of $32,424,666 for income tax purposes available to offset future taxable income. These NOL carryforwards expire in various amounts from September 30, 2006 through December 31, 2011.

     Previous securities transactions have resulted in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. The Company's ability to use its NOL carryforwards existing at the time of such an ownership change to offset its taxable income, if any, generated in future taxable periods is subject to an annual limitation.
     The change in ownership provisions of Section 382 do not have any impact on the expiration dates of the NOL carryforwards.


(10)  DEVELOPMENT AGREEMENTS

     In 1995, the Company entered into an agreement to jointly develop a technology for manufacturing lenses made of standard and advanced lens materials. Under the terms of the agreement, the other party agreed to pay the Company development fees, subject to development thresholds. The agreement was terminated in 1996. The Company received no development fees under this agreement for the year ended December 31, 1996. The Company offset research and development costs by $160,000 received under this agreement for the year ended December 31, 1995.

     The Company previously entered into two development and supply agreements relating to its research and development. In December 1992, these two agreements were replaced with formal purchase orders. In connection with options to purchase commercially salable Systems, the purchasers received exclusivity privileges and were required to make advance deposits. Customer deposits of $380,639 were recorded as other income during 1994 upon failure by the purchasers to perform in accordance with the terms of the purchase arrangements.


(11) BUSINESS AND CREDIT CONCENTRATIONS

     The Company's customers are located primarily throughout the United States. For the years ended December 31, 1996 and 1995, international sales accounted for 36 and 13 percent, respectively, of net sales. International sales accounted for less than 10 percent of net sales for the year ended December 31, 1994.

                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements

(11)  (CONTINUED)

     For the year ended December 31, 1996, the Company had net sales to one customer (Vision Express), which accounted for more than 5 percent of the Company's net sales, aggregating approximately $3,064,000, or 30 percent of net sales. For the year ended December 31, 1995, the Company had net sales to two customers (National Vision Associates Ltd. (NVA) and Vision Express), each of which accounted for more than 5 percent of the Company's net sales, aggregating approximately $1,189,000, or 19 percent of net sales (NVA 10 percent and Vision Express 9 percent). For the year ended December 31, 1994, the Company had net sales to two customers (Texas State Optical, Inc. (TSO) and NVA), each of which accounted for more than 5 percent of the Company's net sales, aggregating approximately $1,169,000, or 28 percent of net sales (TSO 22 percent and NVA 6 percent).

     At December 31, 1996, the Company had no customers with accounts receivable balances exceeding 5 percent of total stockholders' equity. At December 31, 1995, the Company had one customer with an accounts receivable balance exceeding 5 percent of total stockholders' equity. The aggregate receivable balance of this customer was approximately $519,000, or 24 percent of total accounts receivable and 9 percent of total stockholders' equity.

     The Company is substantially dependent upon suppliers from which it purchases most of the components used in the System, such as Power Plates, molds, resins, semi-finished lens blanks and parts for assembling the curing chambers. In general, the Company uses one separate supplier for each component. Management believes there are a number of sources for components; however, the Company could incur significant delays in deliveries and increased costs if it were required to change suppliers or if the Company experienced delays in obtaining adequate supplies of products from the Company's suppliers.


(12) COMMITMENTS AND CONTINGENCIES

     On October 15, 1996, the Company consummated the purchase of a warrant (the Warrant) to acquire 150,000 units (representing approximately 15 percent of the outstanding units) of Prism Ophthalmics, L.L.C. (Prism) and the purchase of an option (the Option) to acquire all of the outstanding equity interests of Prism. The Company paid to Prism a purchase price of $1,165,000 for the Warrant, which is exercisable at any time on or before December 31, 2001, at the exercise price of $.001 per unit. The purchase price for the Option was $400,000 and, if exercised, will require an additional payment of $5,000,000 for the acquisition by the Company of all of the outstanding equity interests of Prism. The Executive Vice President of Engineering, Research and Development and member of the Board of Directors of the Company, together with his wife, owns approximately 46 percent of the outstanding units of Prism.

     The Company has entered into an agreement with Secured Funding Source (Secured) to provide for nonrecourse leasing of the Systems by Secured to potential customers. Under the terms of the agreement, the Company sells Systems to Secured, who in turn leases the Systems


                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements

(12)  (CONTINUED)

     to its customers. In 1995, the terms of the agreement required Secured to provide advance funding to the Company to be used as working capital; this provision was eliminated in 1996. In addition to the leasing arrangement with Secured, the Company had a "power lease" program. Under this program, the Company sold Systems to the financing company, on a nonrecourse basis, and was obligated to pay for an agreed-upon number of initial lease payments (i.e., three months, six months) on behalf of approved lease customers. The value of these lease payments (power lease payments) was recorded as a reduction of the net sales price (sales discount) and as a liability to financing companies at the time of sale. The Company terminated the power lease program during 1996 and replaced it with a new program, under which the Company agrees to pay, on behalf of approved lease customers, the interest (fixed rate of 12 percent) on the customer's total lease liability to Secured. The total interest amount is recorded as a reduction of the net sales price (sales discount) and as a liability to Secured at the time of sale. Under both the current agreement with Secured and the former power lease program, the leasing companies have the right to take possession of the equipment as remedy, with no legal recourse against the Company in the event of a customer default. No remarketing agreements exist between the Company and any of the leasing companies. The Company's total liability in connection with its agreement with Secured, including interest payments, advance funding and the power lease payments, was $10,494 and $40,015 at December 31, 1996 and 1995, respectively. In addition, the Company was obligated at December 31, 1995 for power lease payments of $21,061 to other financing companies.

     The Company and certain of its stockholders, optionholders and warrantholders entered into an option agreement with an affiliate of Johnson & Johnson (the Optionholder), under which the Optionholder acquired an option to purchase ultimately all of the outstanding shares of capital stock of the Company at a net aggregate exercise price of approximately $85,000,000. In consideration of the grant of the option, the Company received $1,500,000, which is reflected as an option payment liability in the accompanying December 31, 1995 balance sheet. Pursuant to the terms of the option agreement, the option has terminated and the Optionholder received 150,000 shares of Series D Stock in satisfaction of the option payment liability on the effective date of the registration statement for the initial public offering of the Company's common stock (see notes 14 and 15).

     During 1993, a lawsuit was filed against the Company alleging infringement by the Company of two patents relating to the molding of optical lenses.
     On February 27, 1995, a settlement agreement and release was signed by both parties, providing for the payment by the Company of consideration totaling $650,000. The total consideration of $650,000, including a cash payment of $10,000, issuance of Company common stock with an aggregate value equal to $400,000 and a full recourse secured promissory note in the aggregate principal amount of $240,000, was accrued by the Company and included in the accompanying statement of loss for the year ended December 31, 1994. During 1995, in connection with this settlement, the Company issued 17,069 shares of common stock with a then aggregate value of $111,892 to certain preferred stockholders consistent with an anti-dilution provision.

                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements

(12)  (CONTINUED)

     The Company is subject to environmental laws and regulations at both the federal and state levels. At December 31, 1996, the Company is not aware of any material violations or areas of noncompliance with respect to federal and state laws and regulations covering environmental matters. In the opinion of management, any costs incurred resulting from environmental matters will not have a material adverse effect on the Company's financial position or results of operations.


(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (Statement 107), requires the Company to disclose the estimated fair values of certain of its financial instruments. Statement 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The following methods and assumptions were used to estimate the fair value of certain financial instruments: The carrying amounts reported in the balance sheets for cash and cash equivalents, investment in Prism and long-term debt approximate fair value. The fair value of the Company's investment in Prism approximates its original cost due to the proximity of the date of the Company's investment to the balance sheet date. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities.


(14)  PUBLIC OFFERING

     In December 1995, the Company's Board of Directors authorized the filing of a registration statement for a public offering of the Company's common stock. On March 20, 1996, the Company consummated a public offering of 3,000,000 shares of the Company's common stock and received net proceeds of approximately $26,241,000.


(15)  SUBSEQUENT EVENT

     On February 10, 1997, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Johnson & Johnson (the Parent) and INO Acquisition Corp., a wholly-owned subsidiary of Johnson & Johnson (the Purchaser), which provided for the acquisition of all of the common stock of the Company at a price of $13.75 per share, payable in cash. Under the terms of the Merger Agreement, on February 18, 1997, the Purchaser commenced a tender offer to purchase all of the outstanding shares of the Company's common stock not already owned by the Parent, the Purchaser or any other subsidiary of the Parent, at a cash price of $13.75 per share (the Tender Offer). The Merger Agreement provided that,


                                                                     (Continued)

INNOTECH, INC.

Notes to Financial Statements

(15)  (CONTINUED)

     subject to the satisfaction of certain conditions, the Tender Offer would be followed by a merger of the Purchaser with and into the Company, in which case those shares that were not purchased in the Tender Offer (other than shares held in the Company's treasury, by the Parent, the Purchaser or any other subsidiary of the Parent, or by stockholders duly exercising appraisal rights as provided by Delaware law) would be converted into the right to receive in cash the price paid per share pursuant to the Tender Offer (the Merger). The Tender Offer terminated on March 17, 1997, and the Purchaser acquired and paid for an aggregate of 8,422,121 shares of common stock pursuant to the terms of the Tender Offer. Following the termination of the Tender Offer, the Parent owned indirectly approximately 99 percent of the outstanding common stock, including shares previously owned by another subsidiary of the Parent. In accordance with the Merger Agreement and the Delaware General Corporation Law, the Purchaser merged with and into the Company on March 21, 1997, and the Company became a wholly-owned subsidiary of the Parent.

     The Merger Agreement provided that each option to purchase shares of common stock and each warrant to purchase shares of common stock (see note 8), in each case outstanding immediately prior to the consummation of the Tender Offer, whether or not then exercisable, would either (1) be canceled immediately prior to the effective time of the Merger (the Effective Time) in exchange for an amount in cash, payable at the time of such cancellation, equal to the product of (x) the number of shares subject to such stock option or warrant immediately prior to the Effective Time and
     (y) the excess of the price per share to be paid in the Tender Offer over the per share exercise price of such stock option or warrant (the Net Amount) or (2) be converted immediately prior to the Effective Time into the right solely to receive the Net Amount.

     The Put/Call Agreement (see note 7) was terminated by the Company and its CEO on February 10, 1997. The Company, with the concurrence of its CEO, terminated such Agreement because it determined that the Company's liquidity could be adversely affected if the put to the Company under such Agreement were exercised by the CEO in the event the Merger failed to occur and the stock price of the Company's common stock decreased.

                               INDEX TO EXHIBITS

Exhibit
  No.  Description                                                      Page
------ -----------                                                      ----

  2.1  Agreement and Plan of Merger, dated as of February 10, 1997,

       by and among Johnson & Johnson, INO Acquisition Corp. and the Registrant (1)

  3.1  Amended and Restated Certificate of Incorporation of the
       Registrant, as amended (2)

  3.2  First Amended and Restated By-Laws of the Registrant (2)

  4.1 Specimen certificate representing the Common Stock, $.001 par value, of the Registrant (3)

  4.2  Loan Agreement, dated March 23, 1994, as amended among the
       Registrant, Sirrom Capital Corporation ("Sirrom") and Vedcorp

       L.C. ("Vedcorp"), as amended (2)

  4.3 Security Agreement, dated March 23, 1994, by the Registrant, in favor of Sirrom, as collateral agent (2)

 10.1 Real Property Lease, dated as of December 5, 1996, between the Registrant and Geoffrey M. Ottoway

 10.2 Lease Agreement, dated August 24, 1995, between the Registrant and Titmus Optical, Inc. (2)

 10.3 Letter of City of Petersburg, Virginia, dated March 14, 1996, to the Registrant

 10.4 Master Lease Agreement, dated as of November 15, 1994, between the Registrant and Phoenix Leasing Incorporated (2)

 10.6 Second Amended and Restated Registration Rights Agreement, dated as of March 1, 1995, among the Registrant and the investors named therein, as amended (4)

 10.6 Registration Rights Agreement, dated August 23, 1995, among the Registrant and the investors named therein, as amended (2)

 10.7 Employment Agreement, dated as of March 22, 1994, between the Registrant and Ronald D. Blum, as amended (2)

Exhibit
  No.  Description                                                      Page
------ -----------                                                      ----

10.8 Amendment to Employment Agreement, dated October 16, 1996, between the Registrant and Dr. Ronald D. Blum (5)

10.9 Amended and Restated Employment Agreement, dated as of September 15, 1993, between the Registrant and Amitava Gupta, as amended (2)

10.10 Amendment to Amended and Restated Employment Agreement, dated October 16, 1996, between the Registrant and Dr. Amitava Gupta (5)

10.11 Third Amended and Restated Employment Agreement, dated October 16, 1996, between the Registrant and Steven A. Bennington(5)

10.12 Amended and Restated Employment Agreement, dated September 19, 1996, between the Registrant and Robert P. Padula (5)

10.13 Employment Agreement, dated as of August 23, 1995, between the Registrant and Horace N. Hudson, Jr. (2)

10.14 Amendment to Employment Agreement, dated October 16, 1996, between the Registrant and Horace N. Hudson, Jr. (5)

10.15  Employment Agreement, dated October 2, 1995, between the
       Registrant and Sunder H. Malkani (5)

10.16  Employment Agreement, dated April 1, 1996, between the
       Registrant and Jo Ann Swasey (5)

10.17  Performance Equity Plan (6)

10.18  Directors' Stock Option (4)

10.19  1992 Performance Equity Plan (2)

10.20  1992 Outside Directors' Stock Option Plan (2)

10.21  1996 Equity Incentive Plan (7)

10.22  Form of Employee Base Stock Option Agreement (4)

10.23  Form of Success Stock Option Agreement (6)

11.1   Computation of Pro Forma Net Loss Per Common Share

Exhibit
  No.  Description                                                      Page
------ -----------                                                      ----

23.1   Consent of
       KPMG Peat Marwick LLP

27.1   Financial Data Schedule

99.1 Stockholder Agreement, dated as of February 10, 1997, by and among Johnson & Johnson, INO Acquisition Corp., Chase Venture Capital Associates, L.P., CIBC Wood Gundy Ventures, Inc. and
       Ronald D. Blum, O.D. (1)

99.2  Items 2 and 3 to the Solicitation/Recommendation Statement pursuant to
      Section 14(d)(9) of the Securities Exchange Act of 1934 of the Registrant (5)

--------------------

(1) Previously filed with the Securities and Exchange Commission (the "SEC") as an exhibit to the Schedule 14D-1 and Schedule 13D of INO Acquisition Corp. and Johnson & Johnson, filed on February 18, 1997, and incorporated herein by reference.

(2) Previously filed with the SEC as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-80789), filed on December 22, 1995 (the "Form S-1"), and incorporated herein by reference.

(3) Previously filed with the SEC as an exhibit to the Registrant's Amendment No. 2 to the Form S-1, filed on February 8, 1996, and incorporated herein by reference.

(4) Previously filed with the SEC as an exhibit to the Registrant's Amendment No. 1 to the Form S-1, filed on January 19, 1996, and incorporated herein by reference.

(5) Previously filed with the SEC as an exhibit to or as part of the Registrant's Solicitation/Recommendation Statement pursuant to Section 14(d)(4) of the Securities Exchange Act of 1934 filed on February 18, 1997, and incorporated herein by reference.

(6) Previously filed with the SEC as an exhibit to the Registrant's Amendment No. 3 to the Form S-1, filed on February 21, 1996, and incorporated herein by reference.

(7) Previously filed with the SEC as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-16959), filed on November 27, 1996, and incorporated herein by reference.